Form 10QSB
period 1996-03-31
G/O INTERNATIONAL INC
filed 1996-08-05
CIK 928447

                       U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                       Commission File No. 0-24688


                          G/O INTERNATIONAL, INC.
                          -----------------------
              (Name of Small Business Issuer in its Charter)


           COLORADO                                  76-0025986
           --------                                  ----------
   (State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
    incorporation or organization)


                                11849 Wink
                           Houston, Texas  77024
                           ---------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (713) 783-1204


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes   X     No
         ---     ---                         ---      ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

          Yes  X          No
              ---           ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               July 25, 1996

                      Common Voting Stock - 5,985,372


                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                        G/O INTERNATIONAL, INC.
                      (A Development Stage Company)

                             BALANCE SHEETS

                                 ASSETS

                                               March 31,         December 31,
                                               1996              1995
                                               (Unaudited)


CURRENT ASSETS

  Cash                                         $    13,055       $     18,755

  Prepaid expenses                                   5,500               -

    Total Current Assets                       $    18,555       $     18,755

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                             $      5,159      $      5,159

  Accounts payable- related party                       -                  92

  Advances from stockholders                         14,386            14,294

    Total Current Liabilities                        19,545            19,545

STOCKHOLDERS' EQUITY

  Common stock, $0.01 par value,
  20,000,000 shares authorized,
  3,985,372 and 3,985,372 shares
  issued and outstanding respectively                39,854            39,854

  Additional paid-in capital                      2,321,626         2,321,626

  Retained deficit                               (2,330,609)       (2,330,609)

  Deficit accumulated during the
  development stage                                 (31,861)          (31,661)

    Total Stockholders' Equity (Deficit)               (990)             (790)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                          $    18,555      $     18,755


The accompanying notes are an integral part of these financial statements.

                           G/O INTERNATIONAL, INC.
                       (A Development Stage Company)

                          STATEMENT OF OPERATIONS
                               (Unaudited)

                                                             From Inception
                               For the Three                 On January 1,
                               Months ended                  1991 through
                               March 31,                     March 31,
                            1996       1995                  1996


 REVENUES:

   Other income             $  -       $  -                  $      17

 EXPENSES:

 Directors services            -          -                      5,842

 Office expense                 11         23                      808

 Legal and accounting          -          600                   20,066

 Court cost                    -          -                      1,080

 License and fees              189        185                    3,734

 Bank charges                  -          -                        348

   Total Expenses              200        808                   31,878

NET LOSS                    $ (200)    $ (808)               $ (31,861)

LOSS PER SHARE              $(0.00)    $(0.00)               $   (0.04)


The accompanying notes are an integral part of these financial statements.

                          G/O INTERNATIONAL, INC.
                      (A Development Stage Company)

                          STATEMENT OF CASH FLOWS

                                                               From Inception
                                                               on January 1,
                                      For the Three            1991 through
                                      Months Ended             March 31,
                                    1996        1995           1996


CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Loss                          $    (200)  $ (808)        $ (31,861)

  Reconciliation of net loss
  to cash provided (used) in
  operating activities

   Common stock issued in
   lieu of services rendered
   and offset of advances                 -       -               16,800

   (Increase) Decrease on
   prepaid expenses                    (5,500)    -               (5,500)

   Increase (Decrease) in
   accounts payable                       (92)     185              (770)

   Increase (Decrease) in
   advances from stockholders              92      623            14,386

 Net cash provided (used) by
 operating expenses                    (5,700)    -               (6,945)

 CASH FLOWS FROM INVESTING
 ACTIVITIES                               -       -                  -

 CASH FLOWS FROM FINANCING
 ACTIVITIES

 Cash from sale of common stock            -       -               20,000

 Net cash provided by financing
 activities                                -       -               20,000

 NET CHANGE IN CASH                    (5,700)    -               13,055

 CASH AT BEGINNING OF PERIOD           18,755      219               -

 CASH AT END OF PERIOD             $   13,055   $  219          $ 13,055

 NONCASH ITEMS

 Common stock issued in lieu of
 services rendered and offset
 of advances                       $     -      $ -             $ 17,100

 Common stock returned and
 cancelled                         $     -      $ -             $    185


The accompanying notes are an integral part of these financial statements.


                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
- - - ------------------

          The Company has not engaged in any material operations in the last calendar year or the period ending March 31, 1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
- - - ----------------------

          The Company discontinued its operations on approximately December 15, 1989. The Company received no revenue in the last calendar year or the period ending March 31, 1996. It sustained a net loss of $200 in the three month period ending March 31, 1996.

          On or about July 16, 1996, which is subsequent to the period covered by this Report, the Company's liquidity was increased by $20,000 as a result of the sale of 2,000,000 shares of its common stock pursuant to Regulation S of the Securities and Exchange Commission. See Item 5 of this Report.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None; not applicable.

Item 2.   Changes in Securities.
          ----------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
          ------------------

          On March 12, 1996, the Board of Directors of the Company unanimously resolved to organize the following wholly-owned subsidiaries in the jurisdictions contained in their respective names: (i) G/O International (Cayman), Inc.; (ii) G/O International (Bermuda), Inc.;(iii) G/O International (British Virgin Islands or "BVI"), Inc.; and (iv) G/O International (Netherlands Antilles or "Antilles"), Inc., and that the President be authorized to employ such attorneys and/or agents in these jurisdictions to act under the direction and advice of the Company's attorneys in this regard. The Board of Directors further resolved to sell 1,000,000 "unregistered" and "restricted" shares of its common stock at a price of $0.05 per share, in order to pay the costs associated with the formation of these subsidiaries and to provide initial working capital for them.

          On July 10, 1996, which is subsequent to the period covered by this Report, the Board of Directors of the Company resolved (i) to rescind the March 12, 1996, resolution in its entirety; (ii) to organize the following wholly-owned subsidiaries of the Company in the Cayman Islands: G/O International (Cayman) Inc.; Antares Trading Inc.; Daimyo Industries Ltd; and Waterbury Resources Inc.; (iii) to sell up to 2,000,000 shares of the Company s common stock at a price of $0.01 per share pursuant to Regulation S of the Securities and Exchange Commission to pay the formation costs and provide working capital for these subsidiaries. A total of 2,000,000 shares were sold and were issued on July 17, 1996.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.



                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   G/O INTERNATIONAL, INC.


Date: Jul. 25, 1996                By /s/ J. L. Burns
      -------------                   ---------------
                                     Jack Burns, Director
                                     President and Treasurer


Date: 07/26/96                     By /s/ M. L. Caswell
      --------                        -----------------
                                     Michael L. Caswell, Director
                                     Vice President and Secretary


Date: 7/27/96                      By /s/ Sam Bono
      -------                         ------------
                                      Sam Bono, Director