Form 10QSB
period 1996-06-30
G/O INTERNATIONAL INC
filed 1996-08-05
CIK 928447

                       U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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



                         G/O INTERNATIONAL, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS
                                 ASSETS

                                                  June 30,        December 31,
                                                  1996            1995
                                                 (Unaudited)


CURRENT ASSETS

  Cash                                        $    11,497            $ 18,755

    Total Current Assets                      $    11,497            $ 18,755


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                               $ 5,327              $ 5,159

  Accounts payable - related party                   -                     92

  Advances from stockholders                      14,385               14,294

     Total Current Liabilities                    19,712               19,545

STOCKHOLDERS' EQUITY

  Common stock, $0.01 par value,
  20,000,000 shares authorized,
  3,985,372 and 3,985,372 shares
  issued and outstanding respectively             39,854               39,854

  Additional paid-in capital                   2,321,626            2,321,626

  Retained deficit                            (2,330,609)          (2,330,609)

  Deficit accumulated during the
  development stage                              (39,086)             (31,661)

  Total Stockholders' Equity (Deficit)            (8,215)                (790)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 11,497           $   18,755


The accompanying notes are an integral part of these financial statements.


                                G/O INTERNATIONAL, INC.
                            (A Development Stage Company)

                               STATEMENT OF OPERATIONS
                                     (Unaudited)


                                                               From Inception
                         For the Three    For the Six          On January 1,
                         Months ended     Months ended         1991 through
                         June 30,         June 30,             June 30,

                       1996      1995     1996      1995       1996


 REVENUES:         $    21     $   -      $ 21    $   -       $      38

 EXPENSES:

 Directors services      -         -         -        -           5,842

 Office expense        367       207       378      230           1,175

 Legal and accounting6,400       700     6,400    1,300          26,466

 Court cost              -         -         -        -           1,080

 License and fees      479       287       668      472           4,213

 Bank charges            -         -         -        -             348

    Total Expenses   7,246     1,194     7,446    2,002          39,124

 NET LOSS          $(7,225) $ (1,194)  $(7,425) $(2,002)      $ (39,086)

 LOSS PER SHARE    $ (0.00) $  (0.00)   $(0.00) $ (0.00)      $   (0.04)


The accompanying notes are an integral part of these financial statements.


                         G/O INTERNATIONAL INC.
                     (A Development Stage Company)

                        STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                                From Inception
                           For the Three         For the Six    on January 1,
                           Months Ended          Months Ended   1991 through
                           June 30,              June 30,       June 30,

                        1996          1995      1996     1995      1996

CASH FLOWS FROM
OPERATING ACTIVITIES

 Net Loss               $ (7,225)     $(1,194)  $(7,425) $(2,002)  $ (39,086)

   Reconciliation of
   net loss to cash
   provided (used) in
   operating activities

   Common stock issued
   in lieu of services
   rendered and offset
   of advances              -            -          -      -          16,800

 (Increase) Decrease on
  prepaid expenses         5,500         -          -      -

 Increase (Decrease)
 in accounts payable        -            213         75      398        -

 Increase (Decrease)
 in advance from             167                                        (603)
 stockholders               -            981         92    1,604      14,386

 Net cash provided
 (used) by operating
 activities               (1,558)         -     (7,258)      -        (8,503)

 CASH FLOWS FROM
 INVESTING ACTIVITIES         -           -        -         -           -

 CASH FLOWS FROM
 FINANCING ACTIVITIES

 Cash from sale of common
 stock                        -           -        -         -        20,000

 Net cash provided by
 financing activities         -           -        -         -        20,000

 NET CHANGE IN CASH       (1,558)         -     (7,258)      -        11,497

 CASH AT BEGINNING OF
 PERIOD                   13,055         219    18,755      219          -

 CASH AT END OF PERIOD  $ 11,497      $  219  $ 11,497 $    219   $   11,497

 NONCASH ITEMS

 Common stock issued
 in lieu of Services
 rendered
 and offset of advances  $    -       16,500  $   -    $    -     $   17,100

 Common stock returned
 and canceled            $    -       $  -    $   -    $    -     $      185


The accompanying notes are an integral part of these financial statements.


                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results off operation and cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUBSEQUENT EVENT

On July 17, 1996 the Company issued 2,000,000 shares of its common stock at $.01 per share for a total of $20,000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
- ------------------

          The Company has not engaged in any material operations in the last calendar year or the period ending June 30, 1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
- ----------------------

          The Company discontinued its operations on approximately December 15, 1989. The Company received no revenue in the last calendar year; it received revenues of $21 during the period ended June 30, 1996. It sustained a net loss of $7,225 in the three month period ending June 30, 1996.

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

Item 5.   Other Information.
          ------------------

          On March 12, 1996, the Board of Directors of the Company unanimously resolved to organize the following wholly-owned subsidiaries in the jurisdictions contained in their respective names: (i) G/O International (Cayman), Inc.; (ii) G/O International (Bermuda), Inc.; (iii) G/O International (British Virgin Islands or "BVI"), Inc.; and (iv) G/O International (Netherlands Antilles or "Antilles"), Inc., and that the President be authorized to employ such attorneys and/or agents in these jurisdictions to act under the direction and advice of the Company's attorneys in this regard. The Board of Directors further resolved to sell 1,000,000 "unregistered" and "restricted" shares of its common stock at a price of $0.05 per share, in order to pay the costs associated with the formation of these subsidiaries and to provide initial working capital for them.

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

                                   G/O INTERNATIONAL, INC.


Date: Jul.25, 1996                 By  /s/ J. L. Burns
      ------------                    ----------------
                                     Jack Burns, Director
                                     President and Treasurer


Date: 07/26/96                     By  /s/ M. L. Caswell
      --------                        ------------------
                                     Michael L. Caswell, Director
                                     Vice President and Secretary


Date: 7/27/96                      By  /s/ Sam Bono
      -------                         -------------
                                     Sam Bono, Director