Form 10QSB
period 1996-09-30
G/O INTERNATIONAL INC
filed 1997-02-04
CIK 928447

                       U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

                               November 11, 1996

                      Common Voting Stock - 6,035,372


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

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
                              BALANCE SHEETS

                                  ASSETS

                                         September 30,      December 31,
                                            1996                 1995
                                          (Unaudited)
CURRENT ASSETS
  Cash                                    $   13,156         $  18,755

OTHER ASSETS
  Investments                                    -                 -

     Total Current Assets                 $   13,156         $  18,755

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                        $    5,159         $   5,159
  Accounts payable                               -                  92
  Advances from stockholders                   1,585            14,294

     Total Current Liabilities                 6,744            19,545

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.01 per value, 20,000,000
   shares authorized, 5,985,372 and 3,985,372
   shares issued and outstanding,
   respectively                               59,854            39,854
  Additional paid-in capital               2,321,626         2,321,626
  Retained deficit                        (2,330,609)       (2,330,609)
  Deficit accumulated during the
  development stage                          (44,459)          (31,661)

     Total Stockholders' Equity (Deficit)      6,412              (790)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                         $   13,156         $  18,755

                            G/O INTERNATIONAL, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                              From Inception
                        For the Three       For the Nine         On January 1,
                        Months Ended        Months Ended         1991 Through
                        September 30,       September 30,        September 30,
                          1996       1995       1996      1995          1996
REVENUES:                 $-         $-       $   21    $   -       $    38

EXPENSES:
  Directors services       -          -           -         -         5,842
  Office expense              448      254       826      485         1,623
  Legal and accounting      4,000      500    10,400    1,800        30,466
  Count cost               -          -           -         -         1,080
  License and fees            905      256     1,573      727         5,118
  Bank charges                 20     -           20        -           368

     Total Expenses         5,373    1,010    12,819    3,012        44,497

NET LOSS                  $(5,373) $(1,010) $(12,798) $(3,012)     $(44,459)

LOSS PER SHARE              (0.00)   (0.00)    (0.00)   (0.00)

                            G/O INTERNATIONAL, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                              From Inception
                        For the Three       For the Nine         On January 1,
                        Months Ended        Months Ended         1991 Through
                        September 30,       September 30,        September 30,
                          1996       1995       1996      1995          1996
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net Loss                $(5,373) $(1,010) $(12,798) $(3,012)     $(44,459)

  Reconciliation of net
  loss to cash
  provided (used) in
  operating activities
    Common stock issued in
    lieu of services
    rendered and offset of
        advances           -           -         -        -          16,800
  (Increase) Decrease on
        prepaid expenses   -           -         -        -             -
  Increase (Decrease) in
        accounts payable     (168)      85       (93)     483          (771)
  Increase (Decrease) in
   stockholders           (12,800)     925   (12,708)   2,529         1,586

 Net cash provided (used)
  by operating activities (18,341)     -     (25,599)     -         (26,844)

CASH FLOWS FROM INVESTING
 ACTIVITIES                -           -         -        -             -

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Cash from sale of common 20,000      -      20,000      -          40,000

     Net cash provided by
      financing activities 20,000      -      20,000      -          40,000

NET CHANGE IN CASH          1,659      -      (5,599)     -          13,156

CASH AT BEGINNING OF
 PERIOD                    11,497      219    18,755      219           -

CASH AT END OF PERIOD     $13,156  $   219  $ 13,156  $   219       $13,156

NON CASH ITEMS
  Common stock issued in
  lieu of services
   rendered and offset
 of advances              $   -    $    -   $    -    $   -         $17,100

 Common stock returned
 and canceled             $   -    $    -   $    -    $   -         $   185

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -               CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1996 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statement and note thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2 -               STOCK ISSUANCE

    On July 17, 1996 the Company issued 2,000,000 shares of its common stock at $.01 per share for a total of $20,000.

Note 3 -               DISPOSAL OF SUBSIDIARIES

    On July 17, 1996, the Company distributed to its shareholders on a prorata basis all of its shares in G/O International (Cayman), Inc. On September 17, 1996, the Company distributed to its shareholders on a prorata basis all of its shares in Leather leather, Inc. (formerly G/O International Group (USA), Inc.


Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          Except as stated in Item 5, the Company has not engaged in any material operations in the last calendar year or the period ending September 30, 1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
----------------------

          The Company discontinued its operations on approximately December 15, 1989. The Company received no revenue in the last calendar year; it received revenues of $0 during the quarterly period ended September 30, 1996. It sustained a net loss of $5,373 in the three month period ending September 30, 1996.

          On or about July 16, 1996, the Company's liquidity was increased by $20,000 as a result of the sale of 2,000,000 shares of its common stock pursuant to Regulation S of the Securities and Exchange Commission. See Item 5 of this Report.

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

          On July 10, 1996, the Board of Directors of the Company resolved (i) to rescind the March 12, 1996, resolution in its entirety; (ii) to organize the following wholly-owned subsidiaries of the Company in the Cayman Islands:
G/O International (Cayman) Inc.; Antares Trading Inc.; Daimyo Industries Ltd; and Waterbury Resources Inc.; (iii) to sell up to 2,000,000 shares of the Company's common stock at a price of $0.01 per share pursuant to Regulation S of the Securities and Exchange Commission to pay the formation costs and provide working capital for these subsidiaries. A total of 2,000,000 shares were sold and were issued on July 17, 1996.

          Pursuant to a Reorganization Plan and Agreement (the "Valle Grande Plan") dated July 26, 1996, between and among: (i) the Company, (ii) G/O International (Cayman) Inc., a Cayman Island corporation, that, prior to the Reorganization described herein, was the Company's wholly owned subsidiary ("G/O Cayman"), (iii) Valle Grande S.A. de C.V., a Mexican corporation, ("Valle Grande") and (iv) the beneficial owners of 329,856,844 shares of capital stock of Valle Grande which constitutes 96.45% of the issued and outstanding capital stock of Valle Grande ("Valle Grande Shareholders"), G/O Cayman issued, in a stock for stock exchange, a total of 15,333,690 of its Ordinary Shares, $0.0001 par value per share, for a total of 329,856,844 shares or 96.45% of the issued and outstanding shares of capital stock of Valle Grande, thereby giving G/O Cayman control of Valle Grande and its subsidiary corporations. No cash or other consideration was tendered in connection with the Reorganization. For a complete discussion of the Valle Grande Plan, see the Company's Current Report on Form 8-K, and its amended Current Report on Form 8-K-A1, both of which are dated August 7, 1996. The Form 8-K was filed with the Securities and Exchange Commission on August
21, 1996, and the Form 8-K-A1 is filed concurrently herewith.

          Pursuant to a Reorganization Plan and Agreement (the "LLI Plan") dated September 17, 1996, between and among: (i) the Company, (ii) G/O International Group (USA) Inc., a Delaware corporation, that, prior to the Reorganization described herein, was the Company's wholly owned subsidiary ("G/O Group"), (iii) Leather Leather, Inc., a Texas corporation, ("LLI") and
(iv) Kent Bouldin, the beneficial owner of 10,000 shares of capital stock of LLI which constitutes 100% of the issued and outstanding capital stock of LLI ("LLI Shareholders"), G/O Group exchanged, in a stock for stock exchange, a total of 8,000,000 shares of its $0.0001 par value per share common stock for a total of 10,000 shares or 100% of the issued and outstanding shares of capital stock of LLI, making LLI a wholly owned subsidiary of G/O Group. No cash or other consideration was tendered in connection with the Reorganization. For a complete discussion of the LLI Plan, see the Company's Current Report on Form 8-K, dated September 25, 1996, which was filed with the Securities and Exchange Commission on October 2, 1996, and its Form 8-K-A1, dated September 25, 1996, which is filed concurrently herewith.

          On October 25, 1996, which is subsequent to the period covered by this Report, the Board of Directors of the Company unanimously resolved to issue 10,000 "unregistered" and "restricted" shares to each of the following persons in consideration of services rendered: Jack Burns; Michael L. Caswell; Sam Bono; Branden T. Burningham; and Sheryl Ross. All of these shares have been issued as of the date of this Report.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               Form 8-K dated August 7, 1996*

               Form 8-K-A1 dated August 7, 1996*

               Form 8-K dated September 25, 1996**

               Form 8-K-A1 dated September 25, 1996**

     * These documents and related exhibits have been previously filed with the Securities and Exchange
           Commission and are incorporated herein by reference.

     ** These documents and related exhibits are filed concurrently herewith and are incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   G/O INTERNATIONAL, INC.


Date:  Jan. 31, 1997               By  J. L. Burns
      --------------                  -------------------
                                     Jack Burns, Director
                                     President and Treasurer