Form 10KSB
period 1996-12-31
G/O INTERNATIONAL INC
filed 1997-06-02
CIK 928447

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

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


                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:             None
Securities Registered under Section 12(g) of the Exchange Act:   $0.01 par
value common voting stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1996 -
$21.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     May 16, 1997 - $28,853.72. There are approximately 2,885,372 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.01 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes  X     No ___

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          May 16, 1997

                            6,035,372


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___
                                                ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

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

          On July 10, 1996, the Company's Board of Directors resolved (i) to rescind the March 12, 1996, resolution in its entirety; (ii) to organize the following wholly-owned subsidiaries of the Company in the Cayman Islands: G/O International (Cayman) Inc. ("G/O Cayman"); Antares Trading Inc.; Daimyo Industries Ltd; and Waterbury Resources Inc. ("Waterbury"); (iii) to sell up to 2,000,000 shares of the Company's common stock at a price of $0.01 per share pursuant to Regulation S of the Securities and Exchange Commission to pay the formation costs and provide working capital for these subsidiaries. A total of 2,000,000 shares were sold and were issued on July 17, 1996.

          Pursuant to a Reorganization Plan and Agreement (the "Valle Grande Plan") dated July 26, 1996, between and among: (i) the Company, (ii) G/O Cayman, (iii) Valle Grande S.A. de C.V., a Mexican corporation,
("Valle Grande") and (iv) the beneficial owners of 329,856,844 shares of capital stock of Valle Grande which constituted 96.45% of the issued and outstanding capital stock of Valle Grande ("Valle Grande Shareholders"), G/O Cayman issued, in a stock for stock exchange, a total of 15,333,690 of its Ordinary Shares, $0.0001 par value per share, for a total of 329,856,844 shares or 96.45% of the issued and outstanding shares of capital stock of Valle Grande, thereby giving G/O Cayman control of Valle Grande and its subsidiary corporations. No cash or other consideration was tendered in connection with the Reorganization. For a complete discussion of the Valle Grande Plan, see the Company's Current Report on Form 8-K, and its amended Current Report on Form 8-K-A1, both of which are dated August 7, 1996. The Form 8-K was filed with the Securities and Exchange Commission (the "Commission") on August 21, 1996, and the Form 8-K-A1 was filed with the Commission on February 4, 1997, each of which is incorporated herein by this reference. See Item 13 of this Report.

          Pursuant to a Reorganization Plan and Agreement (the "LLI Plan") dated September 17, 1996, between and among: (i) the Company, (ii) G/O International Group (USA) Inc., a Delaware corporation, that, prior to the Reorganization described herein, was the Company's wholly owned subsidiary ("G/O Group"), (iii) Leather Leather, Inc., a Texas corporation, ("LLI") and
(iv) Kent Bouldin, the beneficial owner of 10,000 shares of capital stock of LLI which constitutes 100% of the issued and outstanding capital stock of LLI ("LLI Shareholders"), G/O Group exchanged, in a stock for stock exchange, a total of 8,000,000 shares of its $0.0001 par value per share common stock for a total of 10,000 shares or 100% of the issued and outstanding shares of capital stock of LLI, making LLI a wholly owned subsidiary of G/O Group. No cash or other consideration was tendered in connection with the Reorganization. For a complete discussion of the LLI Plan, see the Company's Current Report on Form 8-K, dated September 25, 1996, which was filed with the Commission on October 2, 1996, and its Form 8-K-A1, dated September 25, 1996, which was filed with the Commission on February 4, 1997, each of which is incorporated herein by this reference. See Item 13 of this Report.

          On October 25, 1996, the Board of Directors of the Company unanimously resolved to issue 10,000 "unregistered" and "restricted" shares to each of the following persons in consideration of services rendered: Jack Burns; Michael L. Caswell; Sam Bono; Branden T. Burningham; and Sheryl Ross. All of these shares have been issued as of the date of this Report.

          For a discussion of the business development of the Company from inception to the end of the calendar year ended December 31, 1995, see its Registration Statement on Form 10-SB-A3, filed with the Securities and Exchange Commission on June 2, 1995, its Annual Report on Form 10-KSB for the calendar year ended December 31, 1994, filed on May 1, 1995, and its Annual Report on Form 10-KSB for the calendar year ended December 31, 1995, filed on April 10, 1996, each of which is incorporated herein by this reference. See Item 13 of this Report.

Business.
---------

          The sole business operations of the Company are those of its 50.7%- owned subsidiary Waterbury. Waterbury is engaged in the business of purchasing, training and selling thoroughbred horses in the United States and Europe.

             The Company has had no business operations since approximately December 15, 1989. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, the Company is essentially a "blank check" company. Because the Company has no assets, conducts no business and has no employees, management anticipates that any such acquisition would require the Company to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company's Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful. For a further discussion of its plans with regard to any such acquisition, see the Company's Registration Statement on Form 10-SB and its Annual Report on Form 10-KSB for the calendar year ended December 31, 1994, each of which is incorporated herein by this reference. See Item 13 of this Report.

Principal Products or Services and their Markets.
-------------------------------------------------

          None; not applicable.

Competition.
------------

          None; not applicable.

Sources and Availability of Raw Materials.
------------------------------------------

          None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          None; not applicable.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          None; not applicable.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          None; not applicable.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable.

Research and Development Expenses.
----------------------------------

          None; not applicable.

Number of Employees.
--------------------

          None; not applicable.

Item 2.  Description of Property.
         ------------------------

               Other than cash of approximately $34,000, the Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, John L. Burns, and are provided at no cost.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 1995, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          There has been no "public market" for shares of the Company's common stock during the past five years. On or about September 1, 1995, the Company obtained a listing on the OTC Bulletin Board of the NASD under the trading symbol "GOII." However, except as shown below, no bid or asked quotations have been reflected since that time. Management does not anticipate that there will be any public market for the Company's common stock until it has identified and acquired suitable assets, property or business. Even then, there can be no assurance that a public market for the Company's securities will develop.

          The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1995 and each quarter of the calendar year ended December 31, 1996, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1995                          Unpriced            Unpriced

June 30, 1995                           Unpriced            Unpriced

September 30, 1995                      Unpriced            Unpriced

December 31, 1995                       Unpriced            Unpriced

March 31, 1996                          Unpriced            Unpriced

June 30, 1996                           Unpriced            Unpriced

September 30, 1996                      Unpriced            Unpriced

December 31, 1996                       1                   1


          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          The sales of 750,000, 750,000 and 150,000 shares of common stock to David M. Klausmeyer, David R. Strawn, Esq. and Leonard W. Burningham, Esq., respectively, during the period ended May 31, 1994, the sale of an aggregate of 4,000,000 shares of common stock pursuant to Regulation S during the calendar yearS ended December 31, 1995, and 1996 (2,000,000 shares per year), and the issuance of a total of 80,000 shares in consideration of services rendered (30,000 shares in 1995, and 50,000 shares in 1996) were the only sales of any securities of the Company during the past three years. Future sales of any of these "restricted securities" or any securities of the Company issued in any acquisition, reorganization or merger may have a future adverse effect on any "public market" that may develop in the common stock of the Company.

          In addition to the above referenced shares, Mr. Klausmeyer, Mr. Strawn and Michael L. Caswell beneficially own a total of 90,000 "unregistered" and "restricted" shares of the Company's common stock for which the two year holding period provided in Rule 144 expired in 1990; these shares , in addition to the aggregate of 1,500,000 shares owned by Messrs. Klausmeyer and Strawn and referred to in the previous paragraph, may now be sold pursuant to Rule 144 in any "public market" that may develop.

          The 150,000 shares acquired by Mr. Burningham were acquired pursuant to Rule 701 of the Securities and Exchange Commission, and thus were subject to a 90-day holding period commencing on October 12, 1994, the effective date of the Company's Registration Statement on Form 10-SB. This holding period has since expired and these shares may be sold without restriction in any "public market" that may develop for the Company's securities.

          No assurance can be given that any "public market" will develop in the common stock of the Company, regardless of whether the Company is successful in completing any acquisition, reorganization or merger deemed by management to be beneficial for the Company, or if any such "public market" does develop, that it will continue or be sustained for any period of time.

Holders
-------

          The number of record holders of the Company's common stock as of May 16, 1997, was approximately 771.

Dividends
---------

          The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's business. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

         For a discussion of the sales by the Company of "unregistered" and "restricted" shares of its common stock during the period covered by this Report, see the Company's Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, 1996, June 30, 1996, and September 30, 1996, which have previously been filed with the Commission, and which are incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last calendar year or as of the date of this Report. The Company's plan of operation for the next twelve months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

          During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by management as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any loan from management will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

          Management anticipates that the proceeds of the Company's offering of 2,000,000 shares of common stock pursuant to Regulation S will be sufficient to pay for administrative expenses of the Company for the next 12 months. In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

          At the present time, management has no plans to offer or sell any securities of the Company. However, at such time as the Company may decide to engage in such activities, management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to the Company under applicable federal and state laws, including sales exempt under Regulation S.

          Because the Company is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, management does not believe that Rule 419 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Company or any activities in which it may engage in the foreseeable future.

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 1995 and 1996, were $17 and $21, respectively.

          The Company had a net loss from operations of $4,095 (a loss of $0.00 per share) during the calendar year ended December 31, 1995, and a net loss from operations of $42,782 (a loss of $0.00 per share) for the year ending December 31, 1996.

Liquidity.
----------

          During the calendar year ended December 31, 1995, the Company had expenses of $4,112, while receiving $17 in revenues; the Company received approximately $21 in revenues, and the Company had total expenses of $42,803 during the calendar year ended December 31, 1996.


Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the year ended
          December 31, 1996

          Independent Auditor's Report

          Consolidated Balance Sheets - December 31, 1996

          Consolidated Statements of Operations from inception
         on January 1, 1991 to December 31, 1996
          and the Years ended December 31, 1996 and
         1995

          Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 1991 to December 31,
          1996

          Consolidated Statements of Cash Flows from inception
         on January 1, 1991 to December 31, 1996
          and the Years ended December 31, 1996 and
         1995

          Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          On or about January 16, 1997, which is subsequent to the period covered by this Report, the Company retained Stayner and Company, Certified Public Accountants (now known as Jones, Jensen and Company), of Salt Lake City, Utah, to audit its financial statements for the calendar year ended December 31, 1996. This change in accountants was disclosed in the Company's Current Report on Form 8-K, dated January 16, 1997, and filed with the Commission on January 22, 1997, which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders (held in June of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                               Date of          Date of
                             Positions         Election or      Termination
  Name                       Held              Designation      or Resignation
  ----                       ----              -----------      --------------

John L. Burns       President           10/95               *
                    Treasurer           10/95               *
                    Director            10/95               *

Michael L. Caswell  Vice President       1/86               *                        Secretary            1/86               *
                    Director             1/86               *

Sam Bono            Director             7/95               *

          *    These persons presently serve in the capacities indicated.

Business Experience.

          John L. Burns, President, Treasurer and Director. Mr. Burns, age 67, graduated from the University of Florida in 1959 with a Master of Science degree in Engineering. He spent 26 years with Exxon Corporation, holding various senior management positions in the U.S., Australia, Far East and Middle East. At the time of his election to retire, he was Vice President of Esso Middle East, a wholly-owned subsidiary of Exxon Corporation. Since retiring in 1985, Mr. Burns has been a private investor and has been engaged in charitable activities as a National Trustee of the Society of St. Vincent de Paul.

          Michael L. Caswell, Vice President, Secretary and Director. Mr. Caswell is 49 years of age. He graduated from Texas A & M University in 1970 with a Bachelor of Science degree in Petroleum Engineering. He has been the President of CasKids Operating Company (Houston, Texas) since August 1983. CasKids is engaged in the oil and gas business. Mr. Caswell is responsible for the engineering, geological engineering and management of CasKids and the properties it operates.

          Sam Bono, Director. Mr. Bono, age 60, is a graduate of the University of Florida. For the last five years, he has been the owner and sole proprietor of the Direct Sales Company of Houston, Texas, a firm that specializes in the sale and distribution of industrial supplies.

Family Relationships
--------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings
----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

             (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          The following statements were filed with the Securities and Exchange Commission in March, 1997: Form 5 Annual Statements of Changes in Beneficial Ownership of Securities of John L. Burns, Sam Bono and Michael L. Caswell.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards            Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)      (h)        (i)
Name and     Year or                          Other      Restricted   Option/  LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's    Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)1  (#)      ($)      Compensa-
             December                         sation($)                                  tion ($)
             31

John L. Burns  1995      -0-        -0-           -0-      1,000         -0-     -0-        -0-
President,     1996      -0-        -0-           -0-      1,000         -0-     -0-        -0-
Treasurer and
Director

Sam Bono       1995      -0-        -0-           -0-      1,000         -0-     -0-        -0-
Director       1996      -0-        -0-           -0-      1,000         -0-     -0-        -0-

Michael L.     1995      -0-        -0-           -0-      1,000         -0-     -0-        -0-
Caswell        1996      -0-        -0-           -0-      1,000         -0-     -0-        -0-
Vice Pres.,
Secretary
and Director


(1) Each of the Company's directors is paid 10,000 "unregistered" and "restricted" shares each year for services rendered during the year.
   These shares are valued at par value ($0.01) per share.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          At a special meeting of the Company's Board of Directors, held October 4, 1995, the Board of Directors unanimously resolved to pay to each director of the Company 10,000 "unregistered" and "restricted" shares of the Company's common stock, valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. As of the date of this Report, 20,000 "unregistered" and "restricted" shares have been issued to each of the following directors of the Company: John L. Burns; Michael L. Caswell; and Sam Bono.

Employment Contracts
--------------------

          None.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

         There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Form 5 Annual Statement of Beneficial Ownership of Securities of John L. Burns, Sam Bono and Michael L. Caswell were filed with the Securities and Exchange Commission on March 6, 1997, March 10, 1997, and March 11, 1997, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially Owned


David M. Klausmeyer          12.9%                         780,000
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.         12.9%                         780,000
11440 W. Bernardo Ct., #300
San Diego, California  92127

Charlie Investments, Ltd.    24.9%                       1,500,000
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.     24.9%                     1,500,000
P. O. Box 2097
Grand Cayman
British West Indies       _______                     ______

                          75.6%                       4,560,000



          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned

John L. Burns             0.3%                       20,000
11849 Wink
Houston, Texas  77024

Michael L. Caswell       0.8%                   50,0001
3637 W. Alabama, #400
Houston, Texas  77027

Sam Bono                 0.3%                    20,000
11949 FM 3005, #403
Galveston, Texas  77554       ----                      ------

All directors and executive
officers as a group          1.4%                      90,000

          1 30,000 of these shares are held in the name of M.L. Caswell Investments, which is a "doing business as" name of Mr. Caswell.


          Each of these individuals has sole investment and voting power with regard to the securities listed opposite his name. See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control
------------------

          To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

         None; not applicable.

Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K**

          Current Report on Form 8-K and Amended Current Report on Form 8-K-A1 dated August 7, 1996

          Current Report on Form 8-K and Amended Current Report on Form 8-K-A1 dated September 25, 1996

          Current Report on Form 8-K dated January 16, 1997

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB-A1,       Part I
filed August 19, 1994**

Annual Report on Form 10-KSB-A1,               Part I
filed August 2, 1995**

Annual Report on Form 10-KSB-A1,               Part I
filed June 17, 1996**

          (ii)

Exhibit
Number               Description

------               -----------

 21       Subsidiaries of the Company**

 27       Financial Data Schedule

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              G/O INTERNATIONAL, INC.


Date: May 22, 1997                  By  /s/ J. L. Burns
      ------------                      ---------------
                                John L. Burns, Director
                                President and Treasurer


Date: May 30, 1997                  By  /s/ Michael L. Caswell
      ------------                      ----------------------
                                Michael L. Caswell, Director,
                                Vice President and Secretary


Date: 5/29/97                      By  /s/ Sam Bono
      -------                     ------------
                                     Sam Bono, Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              G/O INTERNATIONAL, INC.


Date: May 22, 1997                 By /s/ John L. Burns
      ------------                     -----------------
                                John L. Burns, Director
                                President and Treasurer


Date: May 30, 1997                 By /s/ Michael L. Caswell
      ------------                     ----------------------
                                Michael L. Caswell, Director
                                Vice President and Secretary


Date: 5/29/97                      By /s/ Sam Bono
      -------                          ------------
                                Sam Bono, President

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)

                     CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996



                       INDEPENDENT AUDITORS  REPORT

Directors and Stockholders
G\O International, Inc.
(a Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of G\O International, Inc. (a development stage company) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and from development stage inception (January 1, 1991) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of G\O International, Inc. (a development stage company) at December 31, 1996 and the consolidated results of its operations and its cash flows, for the year then ended and from development stage inception (January 1, 1991) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and has limited assets, working capital, sustained losses during its development stage and has capital deficiencies which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters is also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
May 12, 1997



                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Consolidated Balance Sheet

                                  ASSETS

                                             December 31,
                                                 1996
CURRENT ASSETS

  Cash                                       $    34,091
  Prepaid expenses                                   986

     Total Current Assets                         35,077

OTHER ASSETS

  Organization costs                               3,200

  Horses                                          84,710

    Total Other Assets                            87,910

TOTAL ASSETS                                 $   122,987



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                           $    16,134
  Advances from stockholders                      34,385

    Total Current Liabilities                     50,519

MINORITY INTEREST                                 84,666

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.01 par value,
  20,000,000 shares authorized;
  6,035,372 shares issued and outstanding         60,354
  Additional paid-in capital                   2,315,228
  Accumulated deficit prior to
  development stage                           (2,330,609)
  Deficit accumulated during the
  development stage                              (57,171)

    Total Stockholders' Equity (Deficit)         (12,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                 $   122,987

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
                   Consolidated Statements of Operations



                                                        From Inception
                           For the Year Ended       On January 1, 1991 to
                      December 31,    December 31,       December 31,
                          1996            1995               1996
REVENUES

  Other income           $       21  $        17          $        38

EXPENSES:

   General and
    administrative           42,443        4,112               74,121

   Interest expense             360          -                    360

     Total Expenses          42,803        4,112               74,481

NET LOSS FROM OPERATIONS    (42,782)      (4,095)             (74,443)

MINORITY INTEREST            17,272          -                 17,272

NET LOSS                  $ (25,510) $    (4,095)         $   (57,171)

LOSS PER SHARE            $   (0.00) $     (0.00)

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                  Common Stock          Paid-in    Accumulated
                                  Shares     Amount     Capital      Deficit
Balance, January 1, 1991
(inception of development stage)   323,866  $  3,239  $2,321,443  $(2,330,609)

Net income (loss) for the year
 ended December 31, 1991               -         -           -            (72)

Balance, December 31, 1991         323,866     3,239   2,321,443   (2,330,681)

Net income (loss) for the year
 ended December 31, 1992               -         -           -         (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443   (2,332,147)

Net income (loss) for the year
 ended December 31, 1993               -         -           -         (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443   (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -            -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -            -

Net income (loss) for the year
 ended December 31, 1994               -         -           -        (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443   (2,358,175)

Shares returned back to the
 Company and cancelled in
 February 1995                     (18,494)     (185)        185          -

Balance forward                  1,955,372   $19,554  $2,321,628  $(2,358,175)

Issuance of shares for cash,
 October 23, 1995 at $0.01 per
  share                          2,000,000    20,000         -            -

Shares issued to directors in
 lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -            -

Net income (loss) for the year
 ended December 31, 1995               -         -           -         (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628   (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996 at
 $0.01                           2,000,000    20,000         -            -

Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01                           50,000       500         -            -

Liquidating dividend                   -         -        (6,400)         -

Net income (loss) for the year
 ended December 31, 1996               -         -           -        (25,510)

Balance, December 31, 1996       6,035,372   $60,354  $2,315,228  $(2,387,780)

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                                                  From
                                                                  Inception on
                                                                  January 1,
                                        For the Years Ended       1991 through
                                           December 31,           December 31,
                                       1996              1995         1996

CASH FLOWS FROM
 OPERATING ACTIVITIES

NET LOSS                                 $  (25,510)  $  (4,095) $  (57,171)
  Reconciliation of net loss to cash
   provided (used) in operating activities
    Common stock issued in lieu of services
     rendered and offset of advances            500         300      17,300

    Minority interest                       (17,272)        -       (17,272)
    (Increase) decrease in prepaid expenses    (986)        -          (986)
     Increase (decrease) in accounts
      payable                                10,883         (85)     10,205
     Increase (decrease) in advances from
      stockholders                           20,091       2,416      34,385

     Net Cash (Used) by Operating
      Activities                            (12,294)     (1,464)    (13,539)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of investments                   (3,200)        -        (3,200)
   Purchase of horses                       (84,710)        -       (84,710)

     Net Cash (Used) by Investing
      Activities                            (87,910)        -       (87,910)

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Payment of dividend                       (6,400)        -        (6,400)
   Cash from minority shareholders          101,940         -       101,940
   Cash from sales of stock                  20,000      20,000      40,000

     Net Cash Provided from Financing
      Activities                            115,540      20,000     135,540

NET CHANGE IN CASH                           15,336      18,536      34,091

CASH AT BEGINNING OF PERIOD                  18,755         219         -

CASH AT END OF PERIOD                    $   34,091   $  18,755   $  34,091

CASH PAID FOR:

  Interest                               $      -     $     -     $     -
  Income taxes                                  -           -           -

NON-CASH ITEMS

  Common stock issued in lieu of
   services rendered and offset or
   advances                              $      500   $     600   $  17,600

  Common stock returned and cancelled    $      -     $     185   $     185

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements


NOTE 1 - ORGANIZATION

       G/O International, Inc. (the Company) was initially incorporated under the laws of the State of Colorado in June, 1973 as Rocky Mountain Ventures, Inc. During mid 1978, the Company experienced financial difficulties, at which time new officers and directors were elected, the Company changed its business activity from hard rock mining to oil and gas exploration, development and production, and offices were relocated from Denver, Colorado, to its present location in Houston, Texas.

       On February 4, 1986, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company ceased operations in 1988 and has not conducted any business activity other than the closing of its bankruptcy filing and other organizational activities.

       The Company is now considered to be in the development stage (effective January 1, 1991 for accounting purposes) and has not commenced planned principal operations. For disclosure purposes, the accompanying Statement of Stockholders' Equity (Deficit) has been reflected from the date of the inception of the development stage. The Company has paid a partially liquidating dividend. The dividend was in the form of shares of two of its subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

       Income Taxes - Income taxes have been provided on financial statement income. There are no deferred income taxes arising from timing difference which result from income and expense items being reported for financial accounting and tax reporting purposes in different periods (see Note 7).

       (Loss) Per Share - The Company computes earnings (loss) per share by the weighted average method. Fully diluted earnings per share are not presented because the Company does not have common stock equivalents. As discussed below, the Company's Board of Directors authorized a reverse split of its outstanding Common Stock. All earnings per share disclosures have been retroactively restated to reflect the reverse split.

       Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

       Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary Antares Trading, Inc. and its 50.7% owned subsidiary Waterbury
      Resources, Inc.

NOTE 3 - BANKRUPTCY FILING

       On February 4, 1986, the Company filed a voluntary petition pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. At the time of its filing, the Company had liabilities in excess of $950,000.

       In accordance with the Company's Second Amended Plan of Reorganization the creditors were broken down into nine separate classes for individual satisfaction. A total of $1,496 of debt was paid in cash, $562,098 of debt was paid through transfer of secured property interest, and the balance of $338,061 of debt was satisfied through the issuance of 338,062 shares of its previously unissued common stock. On March 13, 1992 the Bankruptcy Court issued its final decree and the Chapter 11 bankruptcy was closed.

NOTE 4 - ADVANCES FROM STOCKHOLDERS

       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $34,385 at December 31, 1996.

NOTE 5 - CAPITAL TRANSACTIONS

       On May 6, 1994, the Company's Board of Directors authorized a reverse split of its outstanding common stock. The reverse split was on a basis of 1 (one) share for each 100 shares outstanding (1 for 100). However, no shareholders' holding was to be reduced to less than 100 shares. The total number of shares of common stock outstanding after the split was 323,866. The reverse stock split is reflected on a retroactive basis.

       On May 6, 1994, the Company's shareholders adopted, ratified and approved Board of Directors' resolutions authorizing the issuance of a total of 1,500,000 post-split shares of its previously unissued common stock to a director and the former legal counsel (750,000 shares each) in exchange for services rendered and advances made totaling $15,000.

       On July 26, 1994, the Company's Board of Directors entered into a compensation agreement calling for the issuance of 150,000 post-split shares of its previously unissued commons stock, valued at $1,500, in exchange for legal services rendered by its current legal counsel.

       During 1995 18,494 shares of common stock was turned back to the Company and canceled due to rounding of shares in the reverse split of the Company's common stock.

       On October 23, 1995 the Company issued 2,000,000 shares of its common stock at $0.01 per share for a total of $20,000.

       During November 1995, 30,000 shares of common stock was issued to Directors of the Company in lieu of services rendered.

       In March of 1996, 2,000,000 shares of common stock were issued for cash of $20,000 or $0.01 per share.

       In October of 1996, 50,000 shares of common stock were issued for services valued $0.01 or $500.

NOTE 6 - RELATED PARTY TRANSACTIONS

       The President of the Company provides office space and other clerical services at no cost to the Company.

NOTE 7 - INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting Standards No.109 - "Accounting for income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations should be shown in the income statement n the year of change it was determined that there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available, at December 31, 1996, not operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $2,159,011 which are estimated to expire as shown below. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

                     Year             Amount
                     1997            $119,801
                     1998              73,718
                     1999           1,891,249
                     2006                  72
                     2007               1,466
                     2008               1,678
                     2009              24,350
                     2010               4,395
                     2011              42,282


NOTE 8 - GOING CONCERN

       The Company has experienced losses totaling $57,171 from inception of its development stage. The Company also has limited assets and operating capital with a stockholder deficit of $12,198 at December 31, 1996. In light of this circumstance, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management plans are to seek another entity that wants to consummate an acquisition by allowing the purchasing entity to buy or exchange unissued shares of the Company's common stock in order to become a part of a public company. Management believes their plans will provide the corporation with the ability to continue in existence. In the interim management has committed to meeting its operating expenses.