Form 10QSB
period 1997-03-31
G/O INTERNATIONAL INC
filed 1997-06-10
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 1997

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

                               June 6, 1997

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


                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                     March 31,             December 31,
                                       1997                    1996
                                   (Unaudited)
CURRENT ASSETS

  Cash                             $   11,677              $   34,091
  Accounts receivable                  60,000                     -
  Prepaid expenses                        -                       986

     Total Current Assets              71,677                  35,077

OTHER ASSETS

  Organization costs                    3,200                   3,200
  Horses                               48,940                  84,710

    Total Other Assets                 52,140                  87,910

TOTAL ASSETS                     $    123,817            $    122,987


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable               $     23,246            $     16,134
  Advances from stockholders           44,385                  34,385

    Total Current Liabilities          67,631                  50,519

MINORITY INTEREST                      79,164                  84,666

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.01 par value,
  20,000,000 shares authorized;
  6,035,372 shares issued and
  outstanding                          60,354                  60,354
  Additional paid-in capital        2,315,228               2,315,228
  Accumulated deficit prior to
  development stage                (2,330,609)             (2,330,609)
  Deficit accumulated during the
  development stage                   (67,951)                (57,171)

    Total Stockholders' Equity
    (Deficit)                         (22,978)                (12,198)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                $    128,817            $    122,987

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)


                                                               From Inception
                                                               On January 1,
                              For the Three Months Ended         1991, to
                                        March 31,                 March 31,
                                  1997            1996              1997

REVENUES

  Sales                         60,000              -              60,000
  Cost of Sales                 41,770              -              41,770
  Gross Profit                  18,230              -              18,230


EXPENSES:

   General and administrative   33,885              200           108,006

     Total Expenses             33,885              200           108,006

NET LOSS FROM OPERATIONS       (15,655)           (200)          (89,776)

OTHER INCOME (EXPENSE)

  Interest income                   -               -                  38
  Interest expense                 (627)            -               (987)

    Total Other Income (Expense)   (627)            -               (949)

MINORITY INTEREST                 5,502              -             22,774

NET LOSS                     $  (10,780)       $    (200)       $ (67,951)

LOSS PER SHARE               $    (0.00)        $  (0.00)


                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                      Additional
                                     Common Stock       Paid-in    Accumulated
                                 Shares       Amount   Capital       Deficit

Balance, January 1, 1991
(inception of development stage) 323,866   $  3,239  $2,321,443   $(2,330,609)

Net income (loss) for the year
 ended December 31, 1991             -          -            -            (72)

Balance, December 31, 1991       323,866      3,239    2,321,443   (2,330,681)

Net income (loss) for the year
 ended December 31, 1992             -           -            -        (1,466)

Balance, December 31, 1992       323,866       3,239    2,321,443  (2,332,147)

Net income (loss) for the year
 ended December 31, 1993             -           -             -       (1,678)

Balance, December 31, 1993       323,866       3,239     2,321,443 (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                    1,500,000     15,000            -          -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                    150,000      1,500            -          -

Net income (loss) for the year
 ended December 31, 1994              -          -              -     (24,350)

Balance, December 31, 1994      1,973,866     19,739     2,321,444 (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                    (18,494)      (185)           185        -

Balance forward                  1,955,372  $ 19,554   $ 2,321,628$(2,358,175)

Issuance of shares for cash,
 October 23, 1996 at $0.01 per
 share                           2,000,000    20,000            -          -

Shares issued to directors in
 lieu of services rendered,
 November 1995 at $0.01 per
 share                              30,000       300            -          -

Net income (loss) for the year
 ended December 31, 1995               -         -              -      (4,095)

Balance, December 31, 1995       3,985,372    39,854     2,321,628 (2,362,270)

Issuance of 2,000,000,000
 shares for cash, March 12,
 1996 at $0.01                   2,000,000     20,000          -           -


Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01                           50,000        500          -           -

Liquidating dividend                   -          -         (6,400)        -

Net income (loss) for the year
 ended December 31, 1996               -          -            -      (25,510)

Balance, December 31, 1996       6,035,372     60,354    2,315,228 (2,387,780)

Net income (loss) for the three
 months ended March 31, 1997
 (unaudited)                           -           -            -     (10,780)

Balance, March 31, 1997
  (unaudited)                    6,035,372   $  60,354  $2,315,228$(2,398,560)

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                          (Unaudited)

                                                                    From
                                                                Inception on
                                                                 January 1,
                                  For the Three Months Ended   1991 through
                                         March 31,                March 31,
                                    1997             1996             1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

NET LOSS                           $(10,780)     $   (200)       $ (67,951)
  Reconciliation of net loss to
  cash provided (used) in operating
  activities Common stock issued in
  lieu of services rendered and
  offset of advances                     -            -             17,300

  Minority interest                   (5,502)         -            (22,774)

  (Increase) decrease in prepaid
    expenses                              986      (5,500)              -
  Increase (decrease) in accounts
    receivable                        (60,000)        -            (60,000)
    Increase (decrease) in accounts
      payable                            7,112         (92)          17,317
    Increase (decrease) in advances from
      stockholders                      10,000          92           44,385

     Net Cash Provided (Used) by
      Operating Activities             (58,184)     (5,700)        (71,723)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Sale of horse                         35,770         -          35,770
   Purchase of investments                  -           -          (3,200)
   Purchase of horses                       -           -         (84,710)

     Net Cash Provided (Used) by
      Investing Activities               35,770         -         (52,140)

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Payment of dividend                      -           -          (6,400)
   Cash from minority shareholders          -            -         101,940

   Cash from sales of stock                 -            -          40,000

     Net Cash Provided (Used) from
      Financing Activities                  -            -         135,540

NET CHANGE IN CASH                       (22,414)    (5,700)        11,677

CASH AT BEGINNING OF PERIOD               34,091     18,755            -

CASH AT END OF PERIOD                  $  11,677   $ 13,055      $  11,677



CASH PAID FOR:

  Interest                             $     627   $    -         $    627

  Income taxes                               -          -              -

NON-CASH ITEMS

  Common stock issued in lieu of
   services rendered and offset or
   advances                            $     -     $    600       $ 17,600

  Common stock returned and canceled  $     -     $    185       $    185

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED Consolidated financial statements

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited consolidated financial statements. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - STOCK ISSUANCE

     On July 17, 1996 the Company issued 2,000,000 shares of its common stock at $.01 per share for a total of $20,000.

Note 3 - DISPOSAL OF SUBSIDIARIES

     On July 17, 1996, the Company distributed to its shareholders on a prorata basis all of its shares in G/O International (Cayman), Inc. On September 17, 1996, the Company distributed all of its shares in Leather
    Leather, Inc. (formerly G/O International Group (USA), Inc.) to Thomas Pritchard, Esq., as escrow agent, who, according to the terms of a Dividend Escrow Agreement entered into by the Company and Mr. Pritchard, will in turn distribute such shares on a prorata basis upon the registration of such class of shares by G/O Group with the U.S.
Securities and Exchange Commission either pursuant to the Securities Act of 1933, as amended, or pursuant to registration under Section 12(g) of the Securities Exchange Act of 1934, as amended.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          All material operations of the Company during the quarterly period ended March 31, 1997, were those of its 50.7%-owned subsidiary, Waterbury Resources, Inc., a Cayman Islands corporation ("Waterbury"). The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
----------------------

          The Company discontinued its operations on approximately December 15, 1989. Through Waterbury, its 50.7%-owned subsidiary, the Company received revenues of $60,000 during the quarterly period ended March 31, 1997, from the sale of a horse. Gross profit from these sales was $18,230. Due to general and administrative expenses of $33,885, the Company had a net loss from operations of $15,655 during this period, as compared to a net loss from operations of $200 during the quarterly period ended March 30, 1996. Net losses during these periods were $10,780 and $200, respectively.

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

         None; not applicable.

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

                                   G/O INTERNATIONAL, INC.


Date:  6-10-97                     By  J. L. Burns
      --------------                  -------------------
                                     Jack Burns, Director
                                     President and Treasurer