Form 10QSB
period 1997-06-30
G/O INTERNATIONAL INC
filed 1997-08-06
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

                               August 6, 1997

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




                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)

                     CONSOLIDATED FINANCIAL STATEMENTS

                    June 30, 1997 and December 31, 1996

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
                        Consolidated Balance Sheets

                                  ASSETS

                                           June 30,         December 31,
                                           1997               1996
                                        (Unaudited)
CURRENT ASSETS

  Cash                                 $     18,925           $  34,091

  Accounts receivable                        70,000                 -
  Prepaid expenses                              -                   986

     Total Current Assets                    88,925              35,077

OTHER ASSETS

  Organization costs                          3,200               3,200
  Horses                                      5,700              84,710

    Total Other Assets                        8,900              87,910

TOTAL ASSETS                            $    97,825        $    122,987


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $    12,125        $     16,134
  Advances from stockholders                 39,742              34,385

    Total Current Liabilities                51,867              50,519

MINORITY INTEREST                            76,775              84,666

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.01 par value, 20,000,000
   shares authorized; 6,035,372 shares
   issued and  outstanding                   60,354              60,354
  Additional paid-in capital              2,315,228           2,315,228
  Accumulated deficit prior to
    development stage                    (2,330,609)         (2,330,609)
  Deficit accumulated during the
    development stage                       (75,790)            (57,171)

    Total Stockholders' Equity (Deficit)    (30,817)            (12,198)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $    97,825         $   122,987

                             G/O INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                From
                                                             Inception on
                              For the          For the        January 1,
                          Six Months Ended Three Months Ended   1991 to
                              June 30,         June 30,         June 30,
                          1997       1996   1997        1996      1997
REVENUES

  Sales               $ 136,500  $ -       $  76,500  $ -       $ 136,500

  Cost of Sales          95,260    -          53,490    -          95,260

  Gross Profit           41,240    -          23,010    -          41,240

EXPENSES:

   General and
      administrative     66,419   7,446       32,534   7,246       140,540



     Total Expenses      66,419   7,446       32,534   7,246       140,540

NET LOSS FROM OPERATIONS(25,179) (7,446)      (9,524) (7,246)      (99,300)

OTHER INCOME (EXPENSE)

  Interest income           -        21          -        21            38
  Interest expense       (1,333)    -           (706)    -          (1,693)

     Total Other Income
      (Expense)          (1,333)     21         (706)     21        (1,655)

MINORITY INTEREST         7,893     -          2,391     -          25,165

NET LOSS              $ (18,619)$(7,425)   $  (7,839)$(7,225)    $ (75,790)

LOSS PER SHARE        $   (0.00)$ (0.00)   $   (0.00)$ (0.00)

                            G/O INTERNATIONAL, INC.
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                       Common Stock     Paid-in   Accumulated
                                     Shares    Amount   Capital    Deficit
Balance, January 1, 1991
(inception of development stage)   323,866    $ 3,239  $2,321,443 $(2,330,609)

Net income (loss) for the year
 ended December 31, 1991               -          -           -           (72)

Balance, December 31, 1991         323,866      3,239   2,321,443  (2,330,681)

Net income (loss) for the year
 ended December 31, 1992               -          -           -        (1,466)

Balance, December 31, 1992         323,866      3,239   2,321,443  (2,332,147)

Net income (loss) for the year
 ended December 31, 1993               -          -           -        (1,678)

Balance, December 31, 1993         323,866      3,239   2,321,443  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000     15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000      1,500         -           -

Net income (loss) for the year
 ended December 31, 1994               -          -           -       (24,350)

Balance, December 31, 1994       1,973,866     19,739   2,321,443  (2,358,175)

Shares returned back to the
 Company and cancelled in
 February 1995                     (18,494)     (185)         185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01 per
 share                           2,000,000    20,000          -           -

Shares issued to directors in lieu
 of services rendered, November
 1995 at $0.01 per share            30,000       300          -           -

Net income (loss) for the year
 ended December 31, 1995               -         -            -        (4,095)

Balance, December 31, 1995       3,985,372    39,854    2,321,628  (2,362,270)

Issuance of 2,000,000,000 shares
 for cash, March 12, 1996 at
 $0.01                           2,000,000    20,000          -           -

Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01                           50,000       500          -           -

Liquidating dividend                   -         -         (6,400)        -

Net income (loss) for the year
 ended December 31, 1996               -         -            -       (25,510)

Balance, December 31, 1996       6,035,372    60,354    2,315,228  (2,387,780)

Net income (loss) for the six
 months ended June 30, 1997
 (unaudited)                           -         -            -       (18,619)

Balance, June 30, 1997
 (unaudited)                     6,035,372  $ 60,354   $2,315,228 $(2,406,399)

                             G/O INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                    From
                                                                Inception on
                               For the           For the         January 1,
                          Six Months Ended  Three Months Ended     1991 to
                               June 30,          June 30,          June 30,
                          1997        1996   1997        1996        1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

NET LOSS               $ (18,619)  $ (7,425) $ (7,839) $ (7,225) $ (75,790)
  Reconciliation of net
   loss to cash provided
   (used) in operating
   activities:
    Common stock issued
    in lieu of services
    rendered and offset
    of advances              -          -         -         -       17,300
    Minority interest     (7,893)       -      (2,391)      -      (25,165)
     (Increase) decrease in
       prepaid expenses      986        -         -       5,500        -
     Increase (decrease) in
      accounts receivable(70,000)       -     (10,000)      -      (70,000)
     Increase (decrease) in
      accounts payable    (4,007)        75   (11,119)      167      6,198
     Increase (decrease) in
      advances from
      stockholders         5,357         92    (4,643)      -       39,742

     Net Cash Provided
      (Used) by Operating
      Activities         (94,176)    (7,258)  (35,992)   (1,558)  (107,715)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Sale of horses         79,010        -      43,240       -       79,010
   Purchase of investments   -          -         -         -       (3,200)
   Purchase of horses        -          -         -         -      (84,710)

     Net Cash Provided
      (Used) by Investing
      Activities         $79,010   $    -    $ 43,240    $  -     $ (8,900)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Payment of dividend    $   -     $    -    $    -      $  -     $ (6,400)
  Cash from minority
   shareholders              -          -         -         -      101,940
  Cash from sales of stock   -          -         -         -       40,000

     Net Cash Provided (Used)
      from Financing
      Activities             -          -         -         -      135,540

NET CHANGE IN CASH       (15,166)    (7,258)    7,248    (1,558)    18,925

CASH AT BEGINNING OF
 PERIOD                   34,091     18,755    11,677    13,055        -

CASH AT END OF PERIOD  $  18,925   $ 11,497  $ 18,925  $ 11,497  $  18,925

CASH PAID FOR:

  Interest             $   1,333   $    -    $    706  $    -    $   1,333
  Income taxes               -          -         -         -    $     -

NON-CASH ITEMS

  Common stock issued
   in lieu of services
   rendered and offset
   or advances         $     -     $    -    $    -    $    600  $  17,600

  Common stock returned
   and cancelled       $     -     $    -    $    -    $    185  $     185

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
            Notes to Unaudited Consolidated Financial Statements


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited consolidated financial statements. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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


Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          All material operations of the Company during the quarterly period ended June 30, 1997, were those of its 50.7%-owned subsidiary, Waterbury Resources, Inc., a Cayman Islands corporation ("Waterbury"). The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
----------------------

          The Company discontinued its operations on approximately December 15, 1989. Through Waterbury, its 50.7%-owned subsidiary, the Company received revenues of $76,500 during the quarterly period ended June 30, 1997. Gross profit from these sales was $23,010. Due to general and administrative expenses of $32,534, the Company had a net loss from operations of $9,524 during this period, as compared to a net loss from operations of $7,246 during the quarterly period ended June 30, 1996. Net losses during these periods were $7,839 and $7,225, respectively.

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

                                   G/O INTERNATIONAL, INC.


Date: 8/6/97                       By/s/ J. L. Burns
      --------------                  -------------------
                                     Jack Burns, Director
                                     President and Treasurer