Form 10QSB
period 1997-09-30
G/O INTERNATIONAL INC
filed 1997-11-03
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                               September 30, 1997

                    Common Voting Stock - 6,035,372 shares


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

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)

                     CONSOLIDATED FINANCIAL STATEMENTS

                 September 30, 1997 and December 31, 1996



                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
                        Consolidated Balance Sheets


                                  ASSETS

                                          September 30,    December 31,
                                              1997            1996
                                          (Unaudited)

CURRENT ASSETS

  Cash                                    $   27,808       $  34,091
  Prepaid expenses                               -               986

     Total Current Assets                     27,808          35,077

OTHER ASSETS

  Organization costs                           3,200           3,200
  Horses                                      25,700          84,710

    Total Other Assets                        28,900          87,910

TOTAL ASSETS                              $   56,708       $ 122,987


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                        $    5,000       $  16,134
  Advances from stockholders                  14,385          34,385

    Total Current Liabilities                 19,385          50,519

MINORITY INTEREST                             73,404          84,666

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.01 par value, 20,000,000
   shares authorized; 6,035,372 shares issued and
   outstanding                                60,354          60,354
  Additional paid-in capital               2,315,228       2,315,228
  Accumulated deficit prior to
   development stage                      (2,330,609)     (2,330,609)
  Deficit accumulated during the
   development stage                         (81,054)        (57,171)

    Total Stockholders' Equity (Deficit)     (36,081)        (12,198)

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                         $   56,708       $ 122,987

                             G/O INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  From
                                                               Inception on
                             For the            For the         January 1,
                       Nine Months Ended   Three Months Ended    1991 to
                         September 30,        September 30,    September 30,
                        1997       1996      1997       1996      1997

REVENUES

  Sales               $ 136,500  $ -       $  -       $ -       $ 136,500
  Cost of Sales          95,260    -          -         -          95,260
  Gross Profit           41,240    -          -         -          41,240

EXPENSES:

   General and
     administrative      74,646  12,819     8,227      5,373      148,767

     Total Expenses      74,646  12,819     8,227      5,373      148,767

NET LOSS FROM
  OPERATIONS            (33,406)(12,819)   (8,227)    (5,373)    (107,527)

OTHER INCOME (EXPENSE)

  Interest income           -        21       -          -             38
  Interest expense       (1,739)    -        (406)       -         (2,099)

     Total Other Income
      (Expense)          (1,739)     21      (406)       -         (2,061)

MINORITY INTEREST        11,262     -       3,369        -         28,534

NET LOSS              $ (23,883)$(12,798) $(5,264)  $ (5,373)   $ (81,054)

LOSS PER SHARE        $   (0.00)$  (0.00) $ (0.00)  $  (0.00)


                           G/O INTERNATIONAL, INC.
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)


                                                      Additional
                                 Common Stock          Paid-in    Accumulated
                                Shares    Amount       Capital      Deficit


Balance, January 1, 1991
(inception of development stage) 323,866  $ 3,239    $2,321,443  $(2,330,609)

Net income (loss) for the year
 ended December 31, 1991             -        -             -            (72)

Balance, December 31, 1991       323,866    3,239     2,321,443   (2,330,681)

Net income (loss) for the year
 ended December 31, 1992             -        -             -         (1,466)

Balance, December 31, 1992       323,866    3,239     2,321,443   (2,332,147)

Net income (loss) for the year
 ended December 31, 1993             -        -             -         (1,678)

Balance, December 31, 1993       323,866    3,239     2,321,443   (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                   1,500,000   15,000           -            -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                   150,000    1,500           -            -

Net income (loss) for the year
 ended December 31, 1994             -        -             -        (24,350)

Balance, December 31, 1994     1,973,866   19,739     2,321,443   (2,358,175)

Shares returned back to the
 Company and cancelled in
 February 1995                   (18,494)    (185)          185          -

Balance forward                1,955,372 $ 19,554    $2,321,628  $(2,358,175)

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                     2,000,000   20,000           -            -

Shares issued to directors in
 lieu of services rendered,
 November 1995 at $0.01 per
 share                            30,000      300           -            -

Net income (loss) for the year
 ended December 31, 1995             -        -             -         (4,095)

Balance, December 31, 1995     3,985,372   39,854     2,321,628   (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996 at
 $0.01                         2,000,000   20,000           -            -

Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01                         50,000      500           -            -

Liquidating dividend                 -        -          (6,400)         -

Net income (loss) for the year
 ended December 31, 1996             -        -             -        (25,510)

Balance, December 31, 1996     6,035,372   60,354     2,315,228   (2,387,780)

Net income (loss) for the nine
 months ended September 30, 1997
 (unaudited)                         -        -             -        (23,883)

Balance, September 30, 1997
 (unaudited)                   6,035,372  $60,354   $ 2,315,228  $(2,411,663)


                             G/O INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                     From
                                                                  Inception on
                                 For the          For the          January 1,
                           Nine Months Ended  Three Months Ended    1991 to
                             September 30,      September 30,    September 30,
                           1997        1996    1997        1996      1997

CASH FLOWS FROM
 OPERATING ACTIVITIES

NET LOSS                  $ (23,883) $(12,798) $ (5,264) $ (5,373) $ (81,054)
  Reconciliation of net loss to
   cash provided (used) in
   operating activities:
    Common stock issued in lieu
     of services rendered and
     offset of advances         -          -        -         -       17,300

    Minority interest       (11,264)       -     (3,371)      -      (28,536)
     (Increase) decrease in
       prepaid expenses         986        -        -         -          -

      Increase (decrease) in
      accounts receivable       -          -     70,000       -          -

    Increase (decrease) in
     accounts payable       (11,132)       (93)  (7,125)     (168)      (927)
     Increase (decrease) in
      advances from
      stockholders          (20,000)   (12,708) (25,357)  (12,800)    14,385

     Net Cash Provided (Used) by
      Operating Activities  (65,293)   (25,599)  28,883   (18,341)   (78,832)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Sale of horses            79,010        -        -         -       79,010
   Purchase of investments      -          -        -         -       (3,200)
   Purchase of horses       (20,000)       -    (20,000)      -     (104,710)

     Net Cash Provided (Used) by
      Investing Activities $ 59,010    $   -   $(20,000)   $  -    $ (28,900)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Payment of dividend      $    -      $   -   $    -      $  -    $  (6,400)
  Cash from minority
   shareholders                 -          -        -         -      101,940
  Cash from sales of stock      -       20,000      -      20,000     40,000

     Net Cash Provided (Used)
      from Financing Activities -       20,000      -      20,000    135,540

NET CHANGE IN CASH           (6,283)    (5,599)   8,883     1,659     27,808

CASH AT BEGINNING OF
 PERIOD                      34,091     18,755   18,925    11,497        -

CASH AT END OF PERIOD     $  27,808   $ 13,156 $ 27,808  $ 13,156  $  27,808

CASH PAID FOR:

  Interest                $   1,739   $    -   $    406  $    -    $   1,739
  Income taxes                  -          -        -         -    $     -

NON-CASH ITEMS

  Common stock issued in lieu
   of services rendered and
   offset or advances     $     -     $    -   $    -    $    -     $ 17,600

  Common stock returned
   and cancelled          $     -     $    -   $    -    $    -     $    185

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
            Notes to Unaudited Consolidated Financial Statements


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited consolidated financial statements. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - STOCK ISSUANCE

        On July 17, 1996 the Company issued 2,000,000 shares of its common stock at $.01 per share for a total of $20,000.

NOTE 3 - DISPOSAL OF SUBSIDIARIES

        On July 17, 1996, and September 17, 1996, the Company deposited with an escrow agent all of its shares in G/O International (Cayman), Inc. and Leather Leather, Inc. (formerly "G/O International Group USA), Inc."), respectively. These shares are to be distributed to the Company's shareholders on a prorata basis upon compliance with applicable securities laws, rules and regulations.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          All material operations of the Company during the quarterly period ended September 30, 1997, were those of its 50.7%-owned subsidiary, Waterbury Resources, Inc., a Cayman Islands corporation ("Waterbury"). The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
----------------------

          The Company discontinued its operations on approximately December 15, 1989. Neither the Company nor Waterbury, its 50.7%-owned subsidiary, received any revenues during the quarterly period ended September 30, 1997. Due to general and administrative expenses of $8,227, the Company had a net loss from operations of $8,227 during this period, as compared to a net loss from operations of $5,373 during the quarterly period ended September 30, 1996. Net losses during these periods were $5,264 and $5,373, respectively.

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

                                   G/O INTERNATIONAL, INC.


Date:  Oct. 31, 1997               By  /s/ J. L. Burns
      --------------                  -------------------
                                     Jack Burns, Director
                                     President and Treasurer