Form 10KSB
period 1997-12-31
G/O INTERNATIONAL INC
filed 1998-03-30
CIK 928447

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1997 -
$114,925.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

    March 19, 1998 - $13,953.72. There are approximately 1,395,372 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.01 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         March 19, 1998

                            6,135,372


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

Transitional Small Business Issuer Format   Yes  X   No ___
                                                ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          On October 2, 1997, G/O International, Inc., a Colorado corporation (the "Company") issued a total of 40,000 shares of its common stock to seven offshore purchasers in reliance on Regulation S of the Securities and Exchange Commission. These issuances are disclosed in the Company's Current Report on Form 8-K, which was filed on March 25, 1998. See the Exhibit Index, Part III,
Item 13 of this Report.

          On October 29, 1997, the Board of Directors of the Company unanimously resolved to issue 20,000 "unregistered" and "restricted" shares to each of the following directors of the Company in consideration of services rendered: Jack Burns; Michael L. Caswell; and Sam Bono. All of these shares have been issued as of the date of this Report. See the caption "Recent Sales of Unregistered Securities," Part II, Item 5 of this Report.

          For a discussion of the business development of the Company from inception to the end of the calendar year ended December 31, 1996, see its Registration Statement on Form 10-SB-A3, filed with the Securities and Exchange Commission on June 2, 1995; its Annual Report on Form 10-KSB-A1 for the calendar year ended December 31, 1994, filed on August 2, 1995; its Annual Report on Form 10-KSB-A1 for the calendar year ended December 31, 1995, filed on June 17, 1996; and its Annual Report on Form 10-KSB for the calendar year ended December 31, 1996, filed June 2, 1997, each of which is incorporated herein by this reference. See Part III, Item 13 of this Report.

Business.
---------

          The Company has had no business operations since approximately December 15, 1989. The sole business operations of the Company or any of its subsidiaries are those of its 50.7%-owned subsidiary Waterbury Resources Inc ("Waterbury"). Waterbury is engaged in the business of purchasing, training and selling thoroughbred horses in the United States and Europe.

Principal Products or Services and their Markets.
-------------------------------------------------

          The Company's 50.7%-owned subsidiary, Waterbury, purchases, trains and sells thoroughbred horses. Principal markets are the United States and Europe.

Competition.
------------

          Management believes that there are literally thousands of entities engaged in the thoroughbred horse industry. Many of these entities have substantially greater assets and experience than Waterbury, and Waterbury's competitive position is not expected to be significant.

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

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          The Company is subject to Regulation 14A of the Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Management believes that these obligations will increase the Company's annual legal and accounting costs, but it is expected that assets will be sufficient to meet these costs; in the event that assets are not sufficient, it is likely that management will advance funds or that funds will be raised through the private placement of the Company's securities to accredited investors. See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation", Part I, Item 2 of this Report.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable.

Research and Development Expenses.
----------------------------------

          None; not applicable.

Number of Employees.
--------------------

          None; not applicable.

Item 2.  Description of Property.
         ------------------------

               Other than cash of approximately $9,848, and horses valued at $70,700, the Company and its subsidiaries have no assets or property; the Company's principal executive office address and telephone number are the business office address and telephone number of its President, Jack L. Burns, and are provided at no cost.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 1997, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise.

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

          The range of high and low bid quotations for the Company's common stock during the each quarter of the calendar years ended December 31, 1996 and December 31, 1997, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1996                          Unpriced            Unpriced

June 30, 1996                           Unpriced            Unpriced

September 30, 1996                      Unpriced            Unpriced

December 31, 1996                       1                   1

March 31, 1997                          1                   1

June 30, 1997                           1                   1

September 30, 1997                      1                   1

December 31, 1997                       1                   1


          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          The sales of a total of 4,040,000 shares of common stock pursuant to Regulation S during the calendar years ended December 31, 1996 (4,000,000 shares), and 1997 (40,000 shares) and the issuance of a total of 110,000 shares in consideration of services rendered (50,000 shares in 1996, and 60,000 shares in 1997) were the only sales of any securities of the Company during the past three years. Future sales of any of these "restricted securities" or any securities that may be issued in the future may have an adverse effect on any "public market" that may develop in the common stock of the Company.

          In addition to the above referenced shares, David M Klausmeyer, David R. Strawn, Esq. and Michael L. Caswell beneficially own a total of 1,590,000 "unregistered" and "restricted" shares of the Company's common stock for which the one year holding period provided in Rule 144 expired in 1989; these shares may now be sold pursuant to Rule 144 in any "public market" that may develop.

          During the period ended May 31, 1994, Leonard W. Burningham, Esq. acquired 150,000 shares of the Company's common stock pursuant to Rule 701 of the Securities and Exchange Commission, and these shares were subject to a 90-day holding period commencing on October 12, 1994, the effective date of the Company's Registration Statement on Form 10-SB. This holding period has since expired and these shares may be sold without restriction in any "public market" that may develop for the Company's securities.

          No assurance can be given that any "public market" will develop in the common stock of the Company, or if any such "public market" does develop, that it will continue or be sustained for any period of time.

Holders
-------

          The number of record holders of the Company's common stock as of March 19, 1998, was approximately 771.

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

Recent Sales of Unregistered Securities.
----------------------------------------

         For a discussion of the sales by the Company of "unregistered" and "restricted" shares of its common stock during the period covered by this Report, see the heading "Business Development" of the caption "Description of Business," Part I, Item 1 of this Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company's only material operations and revenues from operations during the last calendar year were those of Waterbury.

          During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing. Management anticipates that the Company's current cash reserves of approximately $9,848 will be sufficient to pay for administrative expenses of the Company for the next 12 months. In the event that additional funding is required in order to keep the Company in good standing, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

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

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 1996 and 1997, were $21 and $114,945, respectively.

          The Company had a net loss of $25,510 (a loss of $0.00 per share) during the calendar year ended December 31, 1996, and a net loss of $42,821 (a loss of $0.01 per share) for the year ended December 31, 1997.

Liquidity.
----------

          During the calendar year ended December 31, 1996, the Company and its subsidiaries had total expenses of $42,803, while receiving $21 in revenues; the Company and its subsidiaries received approximately $114,945 in revenues, with total expenses of $90,545 during the calendar year ended December 31, 1997.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the year ended
          December 31, 1997

          Independent Auditor's Report

          Consolidated Balance Sheets - December 31, 1997

          Consolidated Statements of Operations from inception
          on January 1, 1991 to December 31, 1997
          and the Years ended December 31, 1997 and
          1996

          Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 1991 to December 31,
          1997

          Consolidated Statements of Cash Flows from inception
          on January 1, 1991 to December 31, 1997
          and the Years ended December 31, 1997 and
          1996

          Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          On or about January 16, 1997, the Company retained Jones, Jensen and Company, Certified Public Accountants, of Salt Lake City, Utah, to audit its financial statements for the calendar year ended December 31, 1996. This change in accountants was disclosed in the Company's Current Report on Form 8-K, dated January 16, 1997, and filed with the Commission on January 22, 1997, which is incorporated herein by reference. See the Exhibit Index, Part I, Item 13 of this Report.

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


                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------

Jack L. Burns       President           10/95               *
                    Treasurer           10/95               *
                    Director            10/95               *

Michael L. Caswell  Vice President       1/86               *
                    Secretary            1/86               *
                    Director             1/86               *

Sam Bono            Director             7/95               *

          *    These persons presently serve in the capacities indicated.

Business Experience.

          Jack L. Burns, President, Treasurer and Director. Mr. Burns, age 68, graduated from the University of Florida in 1959 with a Master of Science degree in Engineering. He spent 26 years with Exxon Corporation, holding various senior management positions in the U.S., Australia, Far East and Middle East. At the time of his election to retire, he was Vice President of Esso Middle East, a wholly-owned subsidiary of Exxon Corporation. Since retiring in 1985, Mr. Burns has been a private investor and has been engaged in charitable activities as a National Trustee of the Society of St. Vincent de Paul.

          Michael L. Caswell, Vice President, Secretary and Director. Mr. Caswell is 50 years of age. He graduated from Texas A & M University in 1970 with a Bachelor of Science degree in Petroleum Engineering. He has been the President of CasKids Operating Company (Houston, Texas) since August 1983. CasKids is engaged in the oil and gas business. Mr. Caswell is responsible for the engineering, geological engineering and management of CasKids and the properties it operates.

          Sam Bono, Director. Mr. Bono, age 61, is a graduate of the University of Florida. For the last five years, he has been the owner and sole proprietor of the Direct Sales Company of Houston, Texas, a firm that specializes in the sale and distribution of industrial supplies.

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

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities:

          (4) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         On November 28, 1997, each of the Company's directors (Jack L. Burns; Michael L. Caswell; and Sam Bono) filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission. These filings were made in connection with each person's acquisition of 20,000 "unregistered" and "restricted" shares of common stock in consideration of services rendered. See the heading "Business Development" of the caption Description of Business," Part I, Item 1, and the Summary Compensation Table of Part III, Item 10 of this Report.

          Yankee Investments Ltd. and Charlie Investments Ltd., both of which entities are the beneficial owners of more than 10% of the Company's issued and outstanding common stock, filed with the Securities and Exchange Commission Form 5 Annual Statements of Changes in Beneficial Ownership in March, 1998, in connection with the acquisition of shares of the Company's common stock in October, 1997.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards            Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)      (h)        (i)
Name and     Year or                          Other      Restricted   Option/  LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's    Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)(1)(#)      ($)      Compensa-
             December                         sation($)                                  tion ($)
             31

Jack L. Burns  1996      -0-        -0-           -0-      100           -0-     -0-        -0-
President,     1997      -0-        -0-           -0-      200           -0-     -0-        -0-
Treasurer and
Director

Sam Bono       1996      -0-        -0-           -0-      100           -0-     -0-        -0-
Director       1997      -0-        -0-           -0-      200           -0-     -0-        -0-

Michael L.     1996      -0-        -0-           -0-      100           -0-     -0-        -0-
Caswell        1997      -0-        -0-           -0-      200           -0-     -0-        -0-
Vice Pres.,
Secretary
and Director


(1) Each of the Company's directors was paid 10,000 "unregistered" and "restricted" shares, valued at par value ($0.01) during the calendar year ended December 31, 1996, for services rendered during the year. Effective October 29, 1997, the amount of annual compensation was increased to 20,000 "unregistered" and "restricted" shares, valued at par value, per year.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          At a special meeting of the Company's Board of Directors, held October 4, 1995, the Board of Directors unanimously resolved to pay to each director of the Company 10,000 "unregistered" and "restricted" shares of the Company's common stock, valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, the Board of Directors resolved to increase the amount of annual compensation to 20,000 "unregistered" and "restricted" shares, valued at $0.01 per share. As of the date of this Report, 40,000 "unregistered" and "restricted" shares have been issued to each of the following directors of the
Company:  Jack L. Burns; Michael L. Caswell; and Sam Bono.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially Owned


David M. Klausmeyer          12.7%                         780,000
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.        12.7%                         780,000
11440 W. Bernardo Ct., #300
San Diego, California  92127

Charlie Investments, Ltd.    24.7%                       1,515,000
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.     24.7%                       1,515,000
P. O. Box 2097
Grand Cayman
British West Indies        _______                          ______

                             74.8%                       4,590,000



          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned

Jack L. Burns             0.7%                       40,000
11849 Wink
Houston, Texas  77024

Michael L. Caswell        1.1%                       70,000 (1)
3637 W. Alabama, #400
Houston, Texas  77027

Sam Bono                  0.7%                       40,000
11949 FM 3005, #403
Galveston, Texas  77554   ----                       ------

All directors and executive
officers as a group (3)   2.5%                      150,000


          (1) 30,000 of these shares are held in the name of M.L. Caswell Investments, which is a "doing business as" name of Mr. Caswell.


          Each of these individuals has sole investment and voting power with regard to the securities listed opposite his name. See Part III, Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

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

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K**

          Current Report on Form 8-K dated January 16, 1997

          Current Report on Form 8-K dated October 16, 1997

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB-A1**     Part I

Annual Report on Form 10-KSB-A1 for the       Part I
calendar year ended December 31, 1994**

Annual Report on Form 10-KSB-A1 for the       Part I
calendar year ended December 31, 1995**

Annual Report on Form 10-KSB for the          Part I
calendar year ended December 31, 1996**

          (ii)

Exhibit
Number               Description

------               -----------

 21       Subsidiaries of the Company

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

                                    G/O INTERNATIONAL, INC.


Date:  3-23-98                      By  /s/ J.L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer


Date:  3/23/98                      By  /s/ Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director,
                                        Vice President and Secretary


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    G/O INTERNATIONAL, INC.


Date:  3-23-98                      By  /s/ J.L. Burns
      -------------                     ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer



Date: 3/23/98                       By  /s/ Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997

                   INDEPENDENT AUDITORS' REPORT

Directors and Stockholders
G/O International, Inc.
(a Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of G/O International, Inc. (a development stage company) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996 and from inception of the development stage (January 1, 1991) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G/O International, Inc. (a development stage company) at December 31, 1997 and the consolidated results of their operations and their cash flows, for the years ended December 31, 1997 and 1996 and from inception of development stage (January 1, 1991) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company is in the development stage and has limited assets, working capital, sustained losses during its development stage and has capital deficiencies which together raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
March 6, 1998

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Consolidated Balance Sheet

                              ASSETS
                                                December 31,
                                                    1997

CURRENT ASSETS

  Cash                                           $  9,848

     Total Current Assets                           9,848

OTHER ASSETS

  Organization costs                                1,920
  Horses                                           70,700

    Total Other Assets                             72,620

TOTAL ASSETS                                      $82,468

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                $    58
  Accrued interest                                    165
  Advances from stockholders (Note 4)              39,385

    Total Current Liabilities                      39,608

MINORITY INTEREST                                  72,879

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.01 par value, 20,000,000
  shares authorized; 6,135,372 shares issued
  and outstanding                                  61,354
  Additional paid-in capital                    2,339,228
  Accumulated deficit prior to the development
  stage                                        (2,330,609)
  Deficit accumulated during the development
  stage                                           (99,992)

    Total Stockholders' Equity (Deficit)          (30,019)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                    $   82,468

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                     From
                                                                Inception on
                                                                 January 1,
                                          For the Years Ended     1991 to
                                              December 31,      December 31,
                                        1997           1996         1997
REVENUES
  Horse sales                           $ 114,925    $     -     $ 114,925
  Other income                                 20           21          58

  Total Revenues                          114,945            21     114,983

COST OF SALES                              79,010           -       79,010

GROSS MARGIN                               35,935           21      35,973

EXPENSES:

   General and administrative              89,013        42,443    163,134
   Interest expense                         1,532           360      1,892

     Total Expenses                        90,545        42,803    165,026

NET LOSS FROM OPERATIONS                  (54,610)      (42,782)   (129,053)

MINORITY INTEREST                          11,789        17,272      29,061

NET LOSS                                $ (42,821)   $ (25,510)  $ (99,992)

LOSS PER SHARE                          $   (0.01)   $   (0.00)

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit)
                                                      Additional
                                 Common Stock          Paid-in    Accumulated
                                Shares    Amount       Capital      Deficit
Balance, January 1, 1991
(inception of development stage) 323,866  $ 3,239    $2,321,443  $(2,330,609)

Net income (loss) for the year
 ended December 31, 1991             -        -             -            (72)

Balance, December 31, 1991       323,866    3,239     2,321,443   (2,330,681)

Net income (loss) for the year
 ended December 31, 1992             -        -             -         (1,466)

Balance, December 31, 1992       323,866    3,239     2,321,443   (2,332,147)

Net income (loss) for the year
 ended December 31, 1993             -        -             -         (1,678)

Balance, December 31, 1993       323,866    3,239     2,321,443   (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                   1,500,000   15,000           -            -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                   150,000    1,500           -            -

Net income (loss) for the year
 ended December 31, 1994             -        -             -        (24,350)

Balance, December 31, 1994     1,973,866   19,739     2,321,443   (2,358,175)

Shares returned back to the
 Company and cancelled in
 February 1995                   (18,494)    (185)          185          -

Balance forward                1,955,372 $ 19,554    $2,321,628  $(2,358,175)

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                     2,000,000   20,000           -            -

Shares issued to directors in
 lieu of services rendered,
 November 1995 at $0.01 per
 share                            30,000      300           -            -

Net income (loss) for the year
 ended December 31, 1995             -        -             -         (4,095)

Balance, December 31, 1995     3,985,372   39,854     2,321,628   (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996 at
 $0.01                         2,000,000   20,000           -            -

Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01                         50,000      500           -            -

Liquidating dividend                 -        -          (6,400)         -

Net income (loss) for the year
 ended December 31, 1996             -        -             -        (25,510)

Balance, December 31, 1996     6,035,372   60,354     2,315,228   (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share               40,000       400         9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share               60,000      600         14,400          -

Net loss for the year ended
 December 31, 1997                   -        -              -        (42,821)

Balance, December 31, 1997     6,135,372  $61,354     $2,339,228  $(2,430,601)

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Cash Flows
                                                                      From
                                                                 Inception on
                                                                   January 1,
                                           For the Years Ended       1991 to
                                               December 31,      December 31,
                                         1997              1996       1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

NET LOSS                                 $ (42,821)     $(25,510)  $(99,992)
  Reconciliation of net loss to cash
   provided (used) in operating activities
    Common stock issued in lieu of services
     rendered and offset of advances        15,000           500     32,300
  Amortization expense                       1,280            -       1,280
    Minority interest                      (11,787)      (17,272)   (29,059)
    (Increase) decrease in prepaid expenses    986           (986)       -
     Increase (decrease) in accounts
      payable                              (16,076)       10,883     (5,871)
     Increase in accrued expenses              165            -         165
     Increase (decrease) in advances from
      stockholders                            5,000        20,091    39,385

     Net Cash (Used) by Operating
      Activities                            (48,253)      (12,294)   (61,792)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of investments                     -          (3,200)    (3,200)
   Decrease of horses                        14,010      (84,710)   (70,700)

     Net Cash (Used) by Investing
      Activities                             14,010      (87,910)   (73,900)

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Payment of dividend                           -        (6,400)    (6,400)
   Cash from minority shareholders               -       101,940    101,940
   Cash from sales of stock                   10,000      20,000     50,000

     Net Cash Provided from Financing
      Activities                               10,000    115,540    145,540

NET CHANGE IN CASH                            (24,243)     15,336     9,848

CASH AT BEGINNING OF PERIOD                    34,091       18,755       -

CASH AT END OF PERIOD                      $   9,848   $    34,091 $  9,848

CASH PAID FOR:

  Interest                                 $     -      $       -   $    -
  Income taxes                                   -              -        -

NON-CASH ITEMS

  Common stock issued in lieu of
   services rendered and offset or
   advances                                $ 15,000     $      500 $ 32,300
  Common stock returned and canceled       $    -        $    -    $     185

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                          December 31, 1997


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

       On February 4, 1986, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company ceased operations in 1988 and did not conduct any business activity other than the closing of its bankruptcy filing and other organizational activities until it acquired Waterbury Resources, Inc.

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

       Income Taxes - Income taxes have been provided on financial statement income. There are no deferred income taxes arising from timing differences which result from income and expense items being reported for financial accounting and tax reporting purposes in different periods (see Note 7).

       Loss Per Share - The Company computes loss per share by the weighted average method. Fully diluted earnings per share are not presented because the Company does not have common stock equivalents. As discussed below, the Company's Board of Directors authorized a reverse split of its outstanding Common Stock. All loss per share disclosures have been retroactively restated to reflect the reverse split.

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

NOTE 4 -    ADVANCES FROM STOCKHOLDERS

       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $39,385 at December 31, 1996.

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

       During November 1995, 30,000 shares of common stock was issued to Directors of the Company in lieu of services rendered, valued at $0.01 per share.

       In March of 1996, 2,000,000 shares of common stock were issued for cash of $20,000 or $0.01 per share.

       In October of 1996, 50,000 shares of common stock were issued for services valued $0.01 or $500.

NOTE 6 -    RELATED PARTY TRANSACTIONS

       The President of the Company provides office space and other clerical services at no cost to the Company.

NOTE 7 -    INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting Standards No.109 - "Accounting for income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations should be shown in the income statement n the year of change it was determined that there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available, at December 31, 1996, not operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $2,064,959 which are estimated to expire as shown below. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

                            Year                                   Amount
                            1998                                  $73,718
                            1999                                1,891,249
                            2006                                       72
                            2007                                    1,466
                            2008                                    1,678
                            2009                                   24,350
                            2010                                    4,095
                            2011                                   25,510
                            2012                                   42,821

NOTE 8 -    GOING CONCERN

       The Company has experienced losses totaling $99,992 from inception of its development stage. The Company also has limited assets and operating capital with a stockholder deficit of $30,019 at December 31, 1997. In light of this circumstance, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management plans are to seek another entity that wants to consummate an acquisition by allowing the purchasing entity to buy or exchange unissued shares of the Company's common stock in order to become a part of a public company. Management believes their plans will provide the Company with the ability to continue in existence. In the interim management has committed to meeting its operating expenses.