Form 10QSB
period 1998-03-31
G/O INTERNATIONAL INC
filed 1998-05-19
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                              March 31, 1998

                    Common Voting Stock - 6,135,372 shares


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

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)

                     CONSOLIDATED FINANCIAL STATEMENTS

                   March 31, 1998 and December 31, 1997

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
                        Consolidated Balance Sheet

                                  ASSETS

                                         March 31,    December 31,
                                         1998            1997
                                         (Unaudited)
CURRENT ASSETS

  Cash                                   $   30,453  $    9,848
  Accounts receivable                        70,000      -

     Total Current Assets                   100,453       9,848

OTHER ASSETS

  Organization costs                            960       1,920
  Horses                                    104,700      70,700

    Total Other Assets                      105,660      72,620

    TOTAL ASSETS                         $  206,113  $   82,468

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                       $   14,558  $       58
  Accrued interest                           -              165
  Advances from stockholders (Note 3)       141,885      39,385

    Total Current Liabilities               156,443      39,608

MINORITY INTEREST                            66,763      72,879

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.01 par value,
   20,000,000 shares authorized;
   6,135,372 shares issued and outstanding   61,354      61,354
  Additional paid-in capital              2,339,226   2,339,228
  Accumulated deficit prior to the
   development stage                     (2,330,609) (2,330,609)
  Deficit accumulated during the
   development stage                        (87,064)    (99,992)

    Total Stockholders' Equity (Deficit)    (17,093)    (30,019)

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                    $  206,113  $   82,468

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
                   Consolidated Statements of Operations
                               (Unaudited)

                                                          From
                                                          Inception on
                                                          January 1,
                               For the Three Months Ended 1991 Through
                                       March 31,            March 31,
                                    1998          1997        1998
REVENUES

  Horse sales                    $   70,000   $   60,000  $  184,925
  Other income                       -            -               58

  Total Revenues                     70,000       60,000     184,983

COST OF SALES                        27,100       41,770     106,110

GROSS MARGIN                         42,900       18,230      78,873

EXPENSES:

   General and administrative        32,544       33,885     195,678
   Interest expense                   2,751          627       4,643

     Total Expenses                  35,295       34,512     200,321

NET LOSS FROM OPERATIONS              7,605      (16,282)   (121,448)

MINORITY INTEREST                     5,323        5,502      34,384

NET LOSS                         $   12,928   $  (10,780) $  (87,064)

LOSS PER SHARE                   $    (0.00)  $    (0.01)

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)

                                               Additional
                             Common Stock        Paid-in  Accumulated
                           Shares     Amount     Capital    Deficit
Balance, January 1, 1991
(inception of development
stage)                      323,866   $ 3,239 $2,321,443 $(2,330,609)

Net loss for the year ended
 December 31, 1991           -         -          -              (72)

Balance, December 31, 1991  323,866     3,239  2,321,443  (2,330,681)

Net loss for the year ended
 December 31, 1992           -         -          -           (1,466)

Balance, December 31, 1992  323,866     3,239  2,321,443  (2,332,147)

Net loss for the year ended
 December 31, 1993           -         -          -           (1,678)

Balance, December 31, 1993  323,866     3,239  2,321,443  (2,333,825)

Shares issued to directors
 in lieu of services
 rendered and offset of
 advances, 1,500,000
 shares at $0.01 per share
 on May 6, 1994           1,500,000    15,000     -              -

Issuance of shares for
 legal services at $0.01
 per share on July 26,
 1994                       150,000     1,500     -              -

Net loss for the year ended
 December 31, 1994           -         -          -          (24,350)

Balance, December 31,
 1994                     1,973,866    19,739  2,321,443  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995              (18,494)     (185)       185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                2,000,000    20,000     -              -

Shares issued to directors
 in lieu of services
 rendered, November 1995
 at $0.01 per share          30,000       300     -              -

Net loss for the year ended
 December 31, 1995           -         -          -           (4,095)

Balance, December 31,
 1995                     3,985,372    39,854  2,321,628  (2,362,270)

Issuance of 2,000,000
 shares for cash, March
 12, 1996 at $0.01        2,000,000    20,000     -              -

Issuance of 50,000 shares
 for services on October
 31, 1996 at $0.01 per
 share                       50,000       500     -              -

Liquidating dividend         -         -          (6,400)        -

Net loss for the year ended
 December 31, 1996           -         -          -          (25,510)

Balance, December 31,
 1996                     6,035,372    60,354  2,315,228  (2,387,780)

Issuance of 40,000 shares
 for cash on October 2,
 1997 at $0.25 per share     40,000       400      9,600         -

Issuance of 60,000 shares
 for services on October 29,
 1997 at $0.01 per share     60,000       600     14,400         -

Net loss for the year ended
 December 31, 1997           -          -         -          (42,821)

Balance, December 31,
 1997                     6,135,372    61,354 $2,339,228 $(2,430,601)

Net income for the three
 months ended March 31,
 1998                        -          -         -           12,928

Balance, March 31, 1998   6,135,372   $ 61,354 2,339,228  $2,417,673

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                (Unaudited)
                                                           From
                                                           Inception on
                                                           January 1,
                                For the Three Months Ended 1991 Through
                                          March 31,          March 31,
                                     1998          1997        1998
CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS) INCOME                 $   12,928  $  (10,780) $  (87,064)
 Reconciliation of net loss to
  cash provided (used)
  in operating activities:
 Common stock issued in lieu of
  services rendered and offset
  of advances                         -              -         32,300
 Amortization expense                 -              -          1,280
 Minority interest                    (6,118)     (5,502)     (35,177)
 (Increase) decrease in accounts
 receivable                          (70,000)    (60,000)     (70,000)
 (Increase) decrease in prepaid
 expenses                             -              986          -
 (Increase) decrease in organization
 costs                                   960         -            960
 Increase (decrease) in accounts
 payable                              14,500       7,112        8,629
 Increase in accrued expenses           (165)        -            -
 Increase (decrease) in advances from
 stockholders                        102,500      10,000      141,885

   Net Cash (Used) by Operating
   Activities                         54,605     (58,184)      (7,187)

CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of houses                       -           35,770          -
 Purchase of investments              -              -         (3,200)
 (Increase) Decrease of horses       (34,000)        -       (104,700)

   Net Cash (Used) by Investing
   Activities                        (34,000)     35,770     (107,900)

CASH FLOWS FROM FINANCING ACTIVITIES

 Payment of dividend                  -              -         (6,400)
 Cash from minority shareholders      -              -        101,940
 Cash from sales of stock             -              -         50,000

   Net Cash Provided from Financing
   Activities                         -              -        145,540

NET CHANGE IN CASH                    20,605     (22,414)      30,453

CASH AT BEGINNING OF PERIOD            9,848      34,091          -

CASH AT END OF PERIOD             $   30,453  $   11,677   $   30,453

CASH PAID FOR:

  Interest                        $   -       $      -     $      -
  Income taxes                        -              -            -

NON-CASH ITEMS

  Common stock issued in lieu of
   services rendered and offset or
   advances                       $   -       $      -     $   32,300

  Common stock returned and
  canceled                        $   -       $      -     $      185

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                    March 31, 1998 and December 31, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - ORGANIZATION

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

       Income Taxes - Income taxes have been provided on financial statement income. There are no deferred income taxes arising from timing differences which result from income and expense items being reported for financial accounting and tax reporting purposes in different periods (see Note 8).

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

NOTE 4 - BANKRUPTCY FILING

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

NOTE 5 - ADVANCES FROM STOCKHOLDERS

       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $39,385 at December 31, 1996.

NOTE 6 - CAPITAL TRANSACTIONS

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

NOTE 7 - RELATED PARTY TRANSACTIONS

       The President of the Company provides office space and other clerical services at no cost to the Company.

NOTE 8 - INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting Standards No.109 - "Accounting for income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations should be shown in the income statement in the year of change it was determined that there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available, at December 31, 1996, not operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $2,064,959 which are estimated to expire as shown below. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

                     Year             Amount
                     1998            $ 73,718
                     1999           1,891,249
                     2006                  72
                     2007               1,466
                     2008               1,678
                     2009              24,350
                     2010               4,095
                     2011              25,510
                     2012              42,821

NOTE 9 - GOING CONCERN

       The Company has experienced losses totaling $87,064 from inception of its development stage. The Company also has limited assets and operating capital with a stockholder deficit of $17,093 at March 31, 1998. In light of this circumstance, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          All material operations of the Company during the quarterly period ended March 31, 1998, were those of its 50.7%-owned subsidiary, Waterbury Resources, Inc., a Cayman Islands corporation ("Waterbury"). The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
----------------------

          The Company discontinued its operations on approximately December 15, 1989. During the quarterly period ended March 31, 1998, Waterbury, the Company's 50.7%-owned subsidiary, received revenues of $70,000 from the sales of horses.

          Taking into account general and administrative expenses of $32,544; costs of sales of $27,100; and interest expense of $2,751, on a consolidated basis, the Company had net income from operations of $7,605 during this period, as compared to a net loss from operations of $16,282 during the quarterly period ended March 31, 1997.

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

                                   G/O INTERNATIONAL, INC.


Date: May 18, 1998                 By /s/ J.L. Burns
      --------------                  -------------------
                                     Jack Burns, Director
                                     President and Treasurer