Form 10QSB
period 1998-06-30
G/O INTERNATIONAL INC
filed 1998-08-06
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                          N/A

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              June 30, 1998

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

                            G/O INTERNATIONAL, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheet
                                  ASSETS

                                           June 30,   December 31,
                                             1998         1997
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $   71,624  $    9,848

  Total Current Assets                       71,624       9,848

OTHER ASSETS

 Organization costs                             960       1,920
 Horses                                     104,700      70,700

  Total Other Assets                        105,660      72,620

  TOTAL ASSETS                           $  177,284  $   82,468

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $   15,309  $       58
 Accrued interest                            -              165
 Advances from stockholders (Note 3)        144,385      39,385

  Total Current Liabilities                 159,694      39,608

MINORITY INTEREST                            63,378      72,879

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock, $0.01 par value,
  20,000,000 shares authorized:
  6,135,372 shares issued and outstanding    61,354      61,354
 Additional paid-in capital               2,339,226   2,339,228
 Accumulated deficit prior to the
  development stage                      (2,330,609) (2,330,609)
 Deficit accumulated during the
  development stage                        (115,759)    (99,992)

  Total Stockholders  Equity (Deficit)      (45,788)    (30,019)

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                      $  177,284  $   82,468

                             G/O INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                 From
                                                             Inception on
                           For the           For the          January 1,
                       Six Months Ended Three Months Ended      1991 to
                           June 30,          June 30,           June 30,
                       1998      1997     1998       1997         1998
REVENUES

 Sales              $ 77,850   $ 136,500  $ 7,850   $76,500    $  192,775

 Cost of Sales        27,100      95,260      -      53,490       106,110

 Gross Profit         50,750      41,240    7,850    23,010        86,665

EXPENSES

 General and
 administrative       69,588      66,419   37,044    32,534       232,722

  Total Expenses      69,588      66,419   37,044    32,534       232,722

NET LOSS FROM
 OPERATIONS          (18,838)    (25,179) (29,194)   (9,524)     (146,057)

OTHER INCOME (EXPENSE)

 Interest income         -           -        -         -              58
 Interest expense     (5,637)     (1,333)  (2,886)     (706)       (7,529)

  Total Other Income
   (Expense           (5,637)     (1,333)  (2,886)     (706)       (7,471)

MINORITY INTEREST      8,708       7,893    3,385     2,391        37,769

NET LOSS            $(15,767)  $ (18,619)$(28,695)  $(7,839)   $ (115,759)

LOSS PER SHARE      $  (0.00)  $   (0.00) $ (0.00)  $ (0.00)

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                  Shares       Amount   Capital     Deficit

Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)

Balance, December 31, 1991         323,866     3,239   2,321,443  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628  (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -


Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228   (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228   (2,430,601)

Net loss for the six months ended
 June 30, 1998 (unaudited)             -         -          -        (15,767)

Balance, June 30, 1998
 (unaudited)                     6,135,372  $ 61,354 $2,339,228 $ (2,446,368)

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                                    From
                                                                Inception on
                              For the           For the          January 1,
                          Six Months Ended Three Months Ended      1991 to
                              June 30,          June 30,           June 30,
                          1998      1997     1998       1997         1998
CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss                 $ (15,767) $(18,619) $(28,695) $ (7,839) $(115,759)
 Reconciliation of net
  loss to cash provided
  (used) in operating
  activities:
   Common stock issued in
     lieu of services
     rendered and offset
     of advances                -         -         -         -       32,300
   Amortization expense         -         -         -         -        1,280
   Minority interest         (9,503)   (7,893)   (3,385)   (2,391)   (38,562)
   (Increase) decrease in
    prepaid expenses            -         986       -         -          -
   (Increase) decrease in
    organization costs          960       -         -         -          960
   Increase (decrease) in
    accounts receivable         -     (70,000)   70,000   (10,000)       -
   Increase (decrease) in
    accounts payable         15,251    (4,007)      751   (11,119)     9,380
   (Increase) decrease in
    accrued expenses           (165)      -         -         -          -
   Increase (decrease) in
    advances from
    stockholders            105,000     5,357     2,500    (4,643)   144,385

    Net Cash Provided (Used)
     by Operating Activities 95,776   (94,176)   41,171   (35,992)    33,984

CASH FLOWS FROM
 INVESTING ACTIVITIES

 Sale of horses                 -      79,010       -      43,240        -
 Purchase of investments        -         -         -         -       (3,200)
 Purchase of horses         (34,000)      -         -         -     (104,700)

   Net Cash Provided (Used)
   by Investing Activities $(34,000) $ 79,010  $    -    $ 43,240  $(107,900)

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Payment of dividend       $    -    $    -    $    -    $    -    $  (6,400)
 Cash from minority
  shareholders                  -         -         -         -      101,940
 Cash from sales of stock       -         -         -         -       50,000

   Net Cash Provided
    (Used) from Financing
    Activities                  -         -         -         -      145,540

NET CHANGE IN CASH           61,776   (15,166)   41,171     7,248     71,624

CASH AT BEGINNING OF
 PERIOD                       9,848    34,091    30,453    11,677        -

CASH AT END OF PERIOD    $   71,624  $ 18,925  $ 71,624  $ 18,925   $ 71,624

CASH PAID FOR:

 Interest                $      -    $  1,333  $    -    $    706   $  1,333
 Income taxes            $      -    $    -    $    -    $    -     $    -

NON-CASH ITEMS

 Common stock issued
  in lieu of services
  rendered and
  offset or advances     $      -    $    -    $    -    $    -     $ 32,300
 Common stock returned
  and canceled           $      -    $    -    $    -    $    -     $    185

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
         Notes to the Unaudited Consolidated Financial Statements
                   June 30, 1998 and December 31, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

NOTE 8 - INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting Standards No.109 - "Accounting for income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations should be shown in the income statement n the year of change it was determined that there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available, at December 31, 1996, net operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $2,064,959 which are estimated to expire as shown below. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

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

NOTE 9 - GOING CONCERN

       The Company has experienced losses totaling $115,759 from inception of its development stage. The Company also has limited assets and operating capital with a stockholder deficit of $45,788 at June 30, 1998. In light of this circumstance, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          All material operations of the Company during the quarterly period ended June 30, 1998, were those of its 50.7%-owned subsidiary, Waterbury Resources, Inc., a Cayman Islands corporation ("Waterbury"). The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
----------------------

          The Company discontinued its operations on approximately December 15, 1989. During the quarterly period ended June 30, 1998, Waterbury, the Company's 50.7%-owned subsidiary, received revenues of $7,850.

          Taking into account general and administrative expenses of $37,044; costs of sales of $0; and interest expense of $2,886, on a consolidated basis, the Company had net loss from operations of ($28,695) during this period, as compared to a net loss from operations of ($7,839) during the quarterly period ended June 30, 1997.

          For the six months ended June 30, 1998, the Company had Sales of $77,850, with costs of sales of $27,100, General and Administrative expenses of $69,588; and interest expense of $5,637, on a consolidated basis, the Company had net loss from operations of ($15,767) for the six months ended June 30, 1998, as compared to a net loss from operations of ($18,619) for the six months ended June 30, 1997.

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

                                   G/O INTERNATIONAL, INC.


Date: 8-6-98                       By /s/ J.L. Burns
      --------------                  -------------------
                                     Jack Burns, Director
                                     President and Treasurer