Form 10QSB
period 1998-09-30
G/O INTERNATIONAL INC
filed 1998-11-02
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                    Common Voting Stock - 6,155,372 shares


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

                         G/O INTERNATIONAL, INC.
                      (A Development Stage Company)

                    CONSOLIDATED FINANCIAL STATEMENTS

                September 30, 1998 and December 31, 1997

                         G/O INTERNATIONAL, INC.
                      (A Development Stage Company)
                       Consolidated Balance Sheet
                                 ASSETS

                                         September 30, December 31,
                                         1998              1997
                                         (Unaudited)
CURRENT ASSETS

 Cash                                    $   32,184  $    9,848
 Accounts receivable                          1,928      -

  Total Current Assets                       34,112       9,848

OTHER ASSETS

 Organization costs                          -            1,920
 Horses                                     104,700      70,700

  Total Other Assets                        104,700      72,620

  TOTAL ASSETS                           $  138,812  $   82,468

             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $   10,558  $       58
 Accrued interest                            -              165
 Advances from stockholders                 146,885      39,385

  Total Current Liabilities                 157,443      39,608

MINORITY INTEREST                            42,906      72,879

STOCKHOLDERS  EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000
  shares authorized: 6,155,372 and
  6,135,372 shares issued and outstanding,
  respectively                               61,554      61,354
 Additional paid-in capital               2,349,028   2,339,228
 Accumulated deficit prior to the
  development stage                      (2,330,609) (2,330,609)
 Deficit accumulated during the
  development stage                        (141,510)    (99,992)

  Total Stockholders  Equity (Deficit)      (61,537)    (30,019)

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                      $  138,812  $   82,468

                         G/O INTERNATIONAL, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Operations
                               (Unaudited)
                                                                From
                                                             Inception on
                            For the             For the       January 1,
                       Nine Months Ended Three Months Ended    1991 to
                         September 30,        September 30,  September 30,
                      1998        1997      1998     1997       1998
REVENUES

 Sales              $ 77,850   $ 136,500    $   -     $  -     $  192,775

 Cost of Sales        27,100      95,260        -        -        106,110

 Gross Profit (Loss)  50,750      41,240        -        -         86,665

EXPENSES

 General and
 administrative      114,402      74,646    44,814    8,227       277,536

  Total Expenses     114,402      74,646    44,814    8,227       277,536

NET LOSS FROM
 OPERATIONS          (63,652)    (33,406)  (44,814)  (8,227)     (190,871)

OTHER INCOME (EXPENSE)

 Interest income         -           -         -        -              58
 Interest expense     (8,004)     (1,739)   (2,367)    (406)       (9,896)

  Total Other Income
   (Expense)          (8,004)     (1,739)   (2,367)    (406)       (9,838)

MINORITY INTEREST     30,138      11,262    21,430    3,369        59,199

NET LOSS            $(41,518)  $ (23,883) $(25,751)  (5,264)   $ (141,510)

LOSS PER SHARE      $  (0.00)  $   (0.00) $  (0.00) $ (0.00)

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                  Shares       Amount   Capital     Deficit

Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)

Balance, December 31, 1991         323,866     3,239   2,321,443  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628  (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -


Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228   (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228   (2,430,601)

Issuance of 20,000 shares for cash
 on September 14, 1998 at $0.50
 per share
(unaudited)                         20,000       200      9,800         -

Net loss for the nine
 months ended
 September 30, 1998
 (unaudited)                           -         -          -       (41,518)

Balance, September 30, 1998
 (unaudited)                     6,155,372  $ 61,554 $2,349,028 $(2,472,119)

                          G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                From
                                                             Inception on
                            For the             For the       January 1,
                       Nine Months Ended Three Months Ended    1991 to
                         September 30,        September 30,  September 30,
                      1998        1997      1998     1997       1998
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss           $ (41,518) $(23,883) $(25,751) $ (5,264) (141,510)
 Reconciliation of
 net loss to cash
 provided (used) in
 operating activities:
  Common stock issued
  in lieu of services
  rendered and offset
  of advances             -         -         -         -      32,300
   Amortization expense   -         -         -         -       1,280
   Minority interest  (29,973)  (11,264)  (20,470)   (3,371)  (59,032)
 Changes in operating
 assets and liabilities:
   (Increase) decrease
   in prepaid expenses  1,920       986       960       -       1,920
   (Increase) decrease
   in organization costs
   Increase (decrease)
   in accounts
   receivable          (1,928)      -      (1,928)   70,000    (1,928)
   Increase (decrease)
   in accounts payable 10,500   (11,132)   (4,751)   (7,125)    4,629
   (Increase) decrease
   in accrued expenses   (165)      -         -         -         -
   Increase (decrease)
   in advances from
    stockholders      107,500   (20,000)    2,500   (25,357)  146,885

    Net Cash Provided
    (Used) by Operating
    Activities         46,336   (65,293)  (49,440)   28,883   (15,456)

CASH FLOWS FROM
 INVESTING ACTIVITIES

 Sale of horses           -      79,010       -         -         -
 Purchase of investments  -         -         -         -      (3,200)
 Purchase of horses   (34,000)  (20,000)      -     (20,000) (104,700)

   Net Cash Provided
   (Used) by Investing
   Activities        $(34,000)$  59,010  $    -   $ (20,000)$(107,900)

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Payment of dividend  $   -    $    -    $    -   $     -   $  (6,400)
 Cash from minority
  shareholders            -         -         -         -     101,940
 Cash from sales of
 stock                 10,000       -      10,000       -      60,000

   Net Cash Provided
   by Financing
   Activities          10,000       -      10,000       -     155,540

NET CHANGE IN CASH     22,336    (6,283)  (39,440)    8,883    32,184

CASH AT BEGINNING OF
 PERIOD                 9,848    34,091    71,624    18,925       -

CASH AT END OF PERIOD $32,184  $ 27,808  $ 32,184  $ 27,808  $ 32,184

CASH PAID FOR:

 Interest             $   -    $  1,739  $    -    $   406   $  1,333
 Income taxes         $   -    $    -    $    -    $   -     $    -

NON-CASH ITEMS

 Common stock issued
  in lieu of services
  rendered and offset
  or advances         $   -    $    -    $    -    $   -     $ 32,300
 Common stock returned
  and canceled        $   -    $    -    $    -    $   -     $    185

                          G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
         Notes to the Unaudited Consolidated Financial Statements
                September 30, 1998 and December 31, 1997


NOTE 1 -    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.



Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          All material operations of the Company during the quarterly period ended September 30, 1998, were those of its 50.7%-owned subsidiary, Waterbury Resources, Inc., a Cayman Islands corporation ("Waterbury"). The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
----------------------

          The Company discontinued its operations on approximately December 15, 1989. During the quarterly period ended September 30, 1998, Waterbury, the Company's 50.7%-owned subsidiary, received revenues of $0.

          Taking into account general and administrative expenses of $44,814; costs of sales of $0; and interest expense of $2,367, on a consolidated basis, the Company had a net loss from operations of ($25,751) during this period, as compared to a net loss from operations of ($5,264) during the quarterly period ended September 30, 1997.

          For the nine months ended September 30, 1998, the Company had Sales of $77,850, with costs of sales of $27,100, General and Administrative expenses of $114,402; and interest expense of $8,004, on a consolidated basis, the Company had net loss from operations of ($41,518) for the nine months ended September 30, 1998, as compared to a net loss from operations of ($23,883) for the nine months ended September 30, 1997.

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

                                   G/O INTERNATIONAL, INC.


Date: 10/28/98                       By /s/ J.L. Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer