Form 10KSB
period 1998-12-31
G/O INTERNATIONAL INC
filed 1999-07-08
CIK 928447

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1998 -
$74,500.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

    June 22, 1999 - $14,000. There are approximately 1,400,022 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.01 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           June 22, 1999

                             6,215,372


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

Transitional Small Business Issuer Format   Yes  X   No ___
                                                ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

         On August 17, 1998, the Board of Directors of the Company unanimously resolved to commence a private placement of up to 2,000,000 "unregistered" and "restricted" shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, at a price of $0.01 per share. This resolution was amended to commence a private placement of up to 20,000 "unregistered" and "restricted" shares of the Company's common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, at a price of $0.50 per share.

         On October 29, 1998, the Board of Directors of the Company unanimously resolved to issue 20,000 "unregistered" and "restricted" shares to each of the following directors of the Company in consideration of services rendered: Jack Burns; Michael L. Caswell; and Sam Bono. All of these shares have been issued as of the date of this Report. See Part II, Item 5 of this Report.

         On February 10, 1999, which is subsequent to the period covered by this Report, the Board of Directors of the Waterbury Resources, Ltd. ("Waterbury"), the Company's majority owned subsidiary, resolved to offer 200,000 ordinary shares, par value of $0.0001 per share, to "accredited investors" and/or "sophisticated investors" pursuant to Rule 504 of the Securities and Exchange Commission, in consideration of the sum of $0.25 per share, for an aggregate total of $50,000. Prior to the stock offering, there were 1,014,000 outstanding shares of Waterbury, 513,999 of which were owned by the Company (approximately 50%), and the remainder of which are owned by eight foreign corporations organized under the laws of the Cayman Islands, BWI.
With 200,000 shares being sold pursuant to the offering, there were 1,214,000 outstanding shares, and Waterbury is no longer a majority-owned subsidiary of the Company, as the Company's ownership has decreased to approximately 42% of Waterbury's outstanding voting securities.

         For a discussion of the business development of the Company for the calendar year ended December 31, 1997, see the Annual Report on Form 10-KSB for the calendar year ended December 31, 1997, filed March 30, 1998, and incorporated herein by reference. See Part III, Item 13.

          For a discussion of the business development of the Company from inception to the end of the calendar year ended December 31, 1996, see its Registration Statement on Form 10-SB-A3, filed with the Securities and Exchange Commission on June 2, 1995; its Annual Report on Form 10-KSB-A1 for the calendar year ended December 31, 1994, filed on August 2, 1995; its Annual Report on Form 10-KSB-A1 for the calendar year ended December 31, 1995, filed on June 17, 1996; and its Annual Report on Form 10-KSB for the calendar year ended December 31, 1996, filed June 2, 1997, each of which is incorporated herein by this reference. See Part III, Item 13.

Business.
---------

          The Company has had no business operations since approximately December 15, 1989. The sole business operations of the Company or any of its subsidiaries are those of its 42%-owned subsidiary Waterbury. Waterbury is engaged in the business of purchasing, training and selling thoroughbred horses in the United States and Europe.

Principal Products or Services and their Markets.
-------------------------------------------------

          The Company's 42%-owned subsidiary, Waterbury, purchases, trains and sells thoroughbred horses. Principal markets are the United States and Europe.

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

Item 2.  Description of Property.
         ------------------------

               Other than cash of approximately $32,129, accounts receivable of $754 and horses valued at $136,900, the Company and its subsidiaries have no assets or property; the Company's principal executive office address and telephone number are the business office address and telephone number of its President, Jack L. Burns, and are provided at no cost.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 1998, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise.

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

          The range of high and low bid quotations for the Company's common stock during the each quarter of the calendar years ended December 31, 1997 and December 31, 1998, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

March 31, 1997                          1                   1

June 30, 1997                           1                   1

September 30, 1997                      1                   1

December 31, 1997                       1                   1

March 31, 1998                          1                    .75

June 30, 1998                           1                    .75

September 30, 1998                      1                    .75

December 31, 1998                       .75                  .75

          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          The sales of a total of 4,040,000 shares of common stock pursuant to Regulation S during the calendar years ended December 31, 1996 (4,000,000 shares), and 1997 (40,000 shares), 20,000 shares issued pursuant to Rule 504 in 1998 and the issuance of a total of 170,000 shares in consideration of services rendered (50,000 shares in 1996, 60,000 shares in 1997 and 60,000 shares in 1998) were the only sales of any securities of the Company during the past three years. Future sales of any of these "restricted securities" or any securities that may be issued in the future may have an adverse effect on any "public market" that may develop in the common stock of the Company.

          In addition to the above referenced shares, David M. Klausmeyer, David R. Strawn, Esq. and Michael L. Caswell beneficially own a total of 1,590,000 "unregistered" and "restricted" shares of the Company's common stock, for which the one year holding period provided in Rule 144 expired in 1989; these shares may now be sold pursuant to Rule 144 in any "public market" that may develop.

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

Holders
-------

          The number of record holders of the Company's common stock as of June 22, 1999, was approximately 767.

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

          During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing. Management anticipates that the Company's current cash reserves of approximately $32,129 will be sufficient to pay for administrative expenses of the Company for the next 12 months. In the event that additional funding is required in order to keep the Company in good standing, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

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

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 1997 and 1998, were $114,945 and $74,500, respectively.

          The Company had a net loss of $42,821 (a loss of $0.01 per share) during the calendar year ended December 31, 1997, and a net loss of $103,116 (a loss of $0.01 per share) for the year ended December 31, 1998.

Liquidity.
----------

          During the calendar year ended December 31, 1997, the Company and its subsidiaries had total expenses of $90,545, while receiving $114,945 in revenues; the Company and its subsidiaries received approximately $74,500 in revenues, with total expenses of $174,378 during the calendar year ended December 31, 1998.

Year 2000
---------

         The Company presently has no material operations, and is presently seeking a suitable candidate for a merger or acquisition transaction. Due to its very limited activities and assets, management does not believe that the change of year to the year 2000 will have any material effect on its business, results of operations or financial condition.

         In seeking out a merger or acquisition target, the Company will take into account the ways in which the Year 2000 may materially affect the operations of any such target. However, until such an entity has been identified, management can not accurately predict how (if at all) the Year 2000 issue may affect the operations of the reorganized Company. At such time as the Company completes such a reorganization, it will timely disclose all material Year 2000 issues in the appropriate filing with the Securities and Exchange Commission.

         The Company has a 42%-owned subsidiary, which is engaged in the business of raising horses. Management has determined that these activities will not be materially affected by the Year 2000 issue, as they are not computer-dependent and have been conducted on a small scale.

         For the foregoing reasons, the Company has determined that the potential consequences of the Year 2000 would not have a present material effect on its business, results of operations or financial condition.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the year ended
          December 31, 1998

          Independent Auditor's Report

          Consolidated Balance Sheets - December 31, 1998

          Consolidated Statements of Operations from inception
          on January 1, 1991 to December 31, 1998
          and the Years ended December 31, 1998 and
          1997

          Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 1991 to December 31,
          1998

          Consolidated Statements of Cash Flows from inception
          on January 1, 1991 to December 31, 1998
          and the Years ended December 31, 1998 and
          1997

          Notes to Consolidated Financial Statements

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                              ASSETS
                                             December 31,
                                                 1998
CURRENT ASSETS

  Cash                                       $    32,129
  Accounts receivable                                754

     Total Current Assets                         32,883

OTHER ASSETS

  Horses                                         136,900

    Total Other Assets                           136,900

TOTAL ASSETS                                $    169,783

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                           $    23,890
  Accrued interest                                10,880
  Advances from stockholders (Note 4)             14,385
  Notes payable - related parties (Note 8)       165,000

    Total Current Liabilities                    214,155

MINORITY INTEREST                                 48,765

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.01 par value,
  20,000,000 shares authorized;
  6,215,372 shares issued and outstanding         62,154
  Additional paid-in capital                   2,378,426
  Accumulated deficit prior to the
  development stage                           (2,330,609)
  Deficit accumulated during the
  development stage                             (203,108)

    Total Stockholders' Equity (Deficit)         (93,137)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                   $    169,783

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                   From
                                                               Inception on
                                                                 January 1,
                                      For the Years Ended         1991 to
                                          December 31,          December 31,
                                       1998          1997           1998
REVENUES

  Horse sales                         $  74,500     $ 114,925   $ 189,425
  Other income                              -              20          58

  Total Revenues                         74,500       114,945     189,483

COST OF SALES                            45,120        79,010     124,130

GROSS MARGIN                             29,380        35,935      65,353

EXPENSES

   General and administrative           163,498        89,013     326,632
   Interest expense                      10,880         1,532      12,772

     Total Expenses                     174,378        90,545     339,404

NET LOSS FROM OPERATIONS               (144,998)      (54,610)   (274,051)

MINORITY INTEREST                        41,882        11,789      70,943

NET LOSS                         $     (103,116)    $ (42,821)  $(203,108)

BASIC LOSS PER SHARE             $        (0.01)    $   (0.01)

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                  Shares       Amount   Capital     Deficit

Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)

Balance, December 31, 1991         323,866     3,239   2,321,443  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628  (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -


Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228   (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228   (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Cash Flows
                                                                   From
                                                               Inception on
                                                                 January 1,
                                      For the Years Ended         1991 to
                                          December 31,          December 31,
                                       1998          1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                              $(103,116)    $ (42,821) $ (203,108)
  Reconciliation of net loss to cash
   provided (used) in operating
   activities:
    Common stock issued for services
     rendered and offset of advances
     received                            30,000        15,000      62,300
  Amortization expense                      -           1,280       1,280
    Minority interest                   (24,114)      (11,787)    (53,173)
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts
  receivable                               (754)          -          (754)
    (Increase) decrease in prepaid
    expenses                              1,920           986       1,920
    Increase (decrease) in accounts
    payable                              23,830       (16,076)     17,959
    Increase (decrease) in accrued
    expenses                             10,715           165      10,880
     Increase (decrease) in advances from
      stockholders                          -             -        14,385

     Net Cash (Used) by Operating
     Activities                         (61,519)      (53,253)   (148,311)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of investments              (66,200)          -       (69,400)
   Decrease of horses                       -          14,010     (70,700)

     Net Cash Provided (Used) by
     Investing Activities               (66,200)       14,010    (140,100)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable -
 related parties                        140,000        50,000     210,000
 Payments on notes payable -
 related parties                            -         (45,000)    (45,000)
 Payment of dividend                        -             -        (6,400)
 Cash from minority shareholders            -             -       101,940
 Cash from sales of stock                10,000        10,000      60,000

     Net Cash Provided from Financing
     Activities                         150,000        15,000     320,540

NET CHANGE IN CASH                       22,281       (24,243)     32,129

CASH AT BEGINNING OF PERIOD               9,848        34,091         -

CASH AT END OF PERIOD             $      32,129     $   9,848   $  32,129

CASH PAID FOR:

  Interest                        $         -       $     -     $     -
  Income taxes                    $         -       $     -     $     -

NON-CASH ITEMS

  Common stock issued in lieu
    of services rendered
    and offset or advances        $      30,000     $  15,000   $  62,300
  Common stock returned and
    canceled                      $         -       $     -     $     185

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                          December 31, 1998


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

       The Company is now considered to be in the development stage (effective January 1, 1991 for accounting purposes) and has not commenced planned principal operations. For disclosure purposes, the accompanying Statement of Stockholders' Equity (Deficit) has been reflected from the date of the inception of the development stage. The Company has paid a partially liquidating dividend. The dividend was in the form of shares of two of its former subsidiaries.

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

       Basic Loss Per Share - The Company computes basic loss per share by the weighted average method. Fully diluted earnings per share are not presented because the Company does not have common stock equivalents. As discussed below, the Company's Board of Directors authorized a reverse split of its outstanding Common Stock. All loss per share disclosures have been retroactively restated to reflect the reverse split.

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

NOTE 4 -  ADVANCES FROM STOCKHOLDERS

       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $14,385 at December 31, 1998.

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

       On July 26, 1994, the Company's Board of Directors entered into a compensation agreement calling for the issuance of 150,000 post-split shares of its previously unissued common stock, valued at $1,500, in exchange for legal services rendered by its current legal counsel.

       During 1995 18,494 shares of common stock were returned to the Company and canceled due to the rounding of shares in the reverse split of the Company's common stock.

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

       On October 2, 1997, the Company issued 40,000 shares of its common stock for $10,000 cash or $0.25 per share.

       On October 29, 1997, the Company issued 60,000 shares of its common stock for services valued at $15,000 or $0.25 per share.

       On August 17, 1998, the Company issued 20,000 shares of its common stock for $10,000 cash or $0.50 per share.

       On October 29, 1998, the Company issued 60,000 shares of its common stock for services valued at $30,000 or $0.50 per share.

NOTE 6 -  RELATED PARTY TRANSACTIONS

       The President of the Company provides office space and other clerical services at no cost to the Company.

NOTE 7 -  INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting Standards No.109 - "Accounting for income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations should be shown in the income statement n the year of change it was determined that there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available at December 31, 1998, not operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $2,094,357 which are estimated to expire as shown below. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

                            Year                   Amount
                            1999                $  1,891,249
                            2006                          72
                            2007                       1,466
                            2008                       1,678
                            2009                      24,350
                            2010                       4,095
                            2011                      25,510
                            2012                      42,821
                            2013                     103,116

                          Totals                $  2,094,357

NOTE 8 -  NOTES PAYABLE - RELATED PARTIES

        Notes payable - related parties consisted of the following:
                                                                December 31,
                                                                 1998
        Notes payable to a related company, interest at 8.0%,
         principal and interest due on demand, unsecured.     $  125,000

        Notes payable to a related company, interest at 8.0%,
         principal and interest due on demand, unsecured.         40,000

           Total notes payable - related parties                 165,000

           Less: current portion                                (165,000)

           Long-term notes payable - related parties       $          -

        Maturities of notes payable - related parties are as follows:

            Year Ending
           December 31,
                  1999                                     $     165,000
                  2000                                               -
                  2001                                               -
                  2002                                               -
                  2003                                               -
                  2004 and thereafter                                -

                  Total                                    $     165,000

NOTE 9 -   GOING CONCERN

        The Company has experienced losses totaling $203,108 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $93,137 at December 31, 1998. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Management plans are to seek another entity that wants to consummate an acquisition by allowing the purchasing entity to buy or exchange unissued shares of the Company's common stock in order to become a part of a public company. Management believes its plans will provide the Company with the ability to continue in existence. In the interim management has committed to meeting its operating expenses.

NOTE 10 -  SUBSEQUENT EVENTS

        In March of 1999, there was a 504 offering of the shares of the Company's subsidiary, Waterbury Resources, Inc. (Waterbury). Prior to the stock offering, there were 1,014,000 outstanding shares of Waterbury, 513,999 of which were owned by the Company (approximately 50%), and the remainder of which are owned by eight foreign corporations organized under the laws of the Cayman Island, BWI. With 200,000 shares being sold pursuant to the offering, there were 1,214,000 outstanding shares, and Waterbury was no longer a majority owned subsidiary of the Company as the Company's ownership has decreased to approximately 42% of Waterbury.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

         None.


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

Business Experience.

          Jack L. Burns, President, Treasurer and Director. Mr. Burns, age 69, graduated from the University of Florida in 1959 with a Master of Science degree in Engineering. He spent 26 years with Exxon Corporation, holding various senior management positions in the U.S., Australia, Far East and Middle East. At the time of his election to retire, he was Vice President of Esso Middle East, a wholly-owned subsidiary of Exxon Corporation. Since retiring in 1985, Mr. Burns has been a private investor and has been engaged in charitable activities as a National Trustee of the Society of St. Vincent de Paul.

          Michael L. Caswell, Vice President, Secretary and Director. Mr. Caswell is 51 years of age. He graduated from Texas A & M University in 1970 with a Bachelor of Science degree in Petroleum Engineering. He has been the President of CasKids Operating Company (Houston, Texas) since August 1983. CasKids is engaged in the oil and gas business. Mr. Caswell is responsible for the engineering, geological engineering and management of CasKids and the properties it operates.

          Sam Bono, Director. Mr. Bono, age 62, is a graduate of the University of Florida. For the last five years, he has been the owner and sole proprietor of the Direct Sales Company of Houston, Texas, a firm that specializes in the sale and distribution of industrial supplies.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         On December 10, 1998, each of the Company's directors (Jack L. Burns; Michael L. Caswell; and Sam Bono) filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission. These filings were made in connection with each person's acquisition of 20,000 "unregistered" and "restricted" shares of common stock in consideration of services rendered. See the heading "Business Development" of the caption Description of Business," Part I, Item 1, and the Summary Compensation Table of Part III, Item 10.

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

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards            Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)      (h)        (i)
Name and     Year or                          Other      Restricted   Option/  LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's    Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)(1)(#)      ($)      Compensa-
             December                         sation($)                                  tion ($)
             31

Jack L. Burns  1998      -0-        -0-           -0-      200           -0-     -0-        -0-
President,     1997      -0-        -0-           -0-      200           -0-     -0-        -0-
Treasurer and  1996      -0-        -0-           -0-      100           -0-     -0-        -0-
Director

Sam Bono       1998      -0-        -0-           -0-      200           -0-     -0-        -0-
Director       1997      -0-        -0-           -0-      200           -0-     -0-        -0-
               1996      -0-        -0-           -0-      100           -0-     -0-        -0-

Michael L.     1998      -0-        -0-           -0-      200           -0-     -0-        -0-
Caswell        1997      -0-        -0-           -0-      200           -0-     -0-        -0-
Vice Pres.,    1996      -0-        -0-           -0-      100           -0-     -0-        -0-
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

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          At a special meeting of the Company's Board of Directors, held October 4, 1995, the Board of Directors unanimously resolved to pay to each director of the Company 10,000 "unregistered" and "restricted" shares of the Company's common stock, valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, the Board of Directors resolved to increase the amount of annual compensation to 20,000 "unregistered" and "restricted" shares, valued at $0.01 per share. As of the date of this Report, 60,000 "unregistered" and "restricted" shares have been issued to each of the following directors of the
Company:  Jack L. Burns; Michael L. Caswell; and Sam Bono.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially Owned


David M. Klausmeyer          12.5%                         780,000
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.        12.5%                         780,000
11440 W. Bernardo Ct., #300
San Diego, California  92127

Charlie Investments, Ltd.    24.5%                       1,522,500
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.     24.5%                       1,522,500
P. O. Box 2097
Grand Cayman
British West Indies        _______                          ______

                             74.0%                       4,605,000



          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned

Jack L. Burns             0.97%                       60,350
11849 Wink
Houston, Texas  77024

Michael L. Caswell        1.40%                       90,000 (1)
3637 W. Alabama, #400
Houston, Texas  77027

Sam Bono                  0.97%                       60,000
11949 FM 3005, #403
Galveston, Texas  77554   ----                       ------

All directors and executive
officers as a group (3)   3.38%                      210,350


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

Reports on Form 8-K

        None.

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

Annual Report on Form 10-KSB for the          Part I
calendar year ended December 31, 1997**

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

                                    G/O INTERNATIONAL, INC.


Date: 6/30/99                       By/s/Jack L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer


Date: 7/7/99                        By/s/Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director,
                                        Vice President and Secretary


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    G/O INTERNATIONAL, INC.


Date: 6/30/99                       By/s/Jack L. Burns
      -------------                     ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer



Date: 7/7/99                        By/s/Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary