Form 10QSB
period 1999-03-31
G/O INTERNATIONAL INC
filed 1999-07-08
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                              June 22, 1999

                    Common Voting Stock - 6,215,372 shares


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

               March 31, 1999 and December 31, 1998

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                 March 31,     December 31,
                                                  1999             1998
                                                (Unaudited)
CURRENT ASSETS
  Cash                                           $     8,586  $    32,129
  Accounts receivable                                  -              754

     Total Current Assets                              8,586       32,883

OTHER ASSETS

  Horses                                               -          136,900

    Total Other Assets                                 -          136,900

    TOTAL ASSETS                                 $     8,586  $   169,783

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                               $        58  $    23,890
  Accrued interest                                     -           10,880
  Advances from stockholders                           14,385      14,385
  Notes payable - related parties                      -          165,000

    Total Current Liabilities                          14,443     214,155

MINORITY INTEREST                                      -           48,765

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.01 par value, 20,000,000 shares
  authorized;  6,215,372 shares issued and outstanding 62,154      62,154
  Additional paid-in capital                        2,466,224   2,378,426
  Accumulated deficit prior to the
  development stage                                (2,330,609) (2,330,609)
  Deficit accumulated during the development stage   (203,626)   (203,108)

    Total Stockholders' Equity (Deficit)               (5,857)    (93,137)

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                    $              8,586 $   169,783

                    G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                          (Unaudited)
                                                             From
                                                                 Inception on
                                                                  January 1,
                                     For the Three Months Ended  1991 Through
                                               March 31,           March 31,
                                        1999           1998          1999
REVENUES
  Horse sales                        $      -      $   70,000   $   189,425
  Other income                              -             -              58
  Total Revenues                            -          70,000       189,483

COST OF SALES                               -          27,100       124,130

GROSS MARGIN                                -          42,900        65,353

EXPENSES:

   General and administrative               518        32,544       327,150
   Interest expense                         -           2,751        12,772

     Total Expenses                         518        35,295       339,922

NET INCOME (LOSS) FROM OPERATIONS          (518)        7,605      (274,569)

MINORITY INTEREST                           -           5,323        70,943

NET INCOME (LOSS)                      $   (518)   $   12,928   $  (203,626)

BASIC INCOME (LOSS) PER SHARE          $  (0.00)   $    (0.00)

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                  Shares       Amount   Capital     Deficit

Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)

Balance, December 31, 1991         323,866     3,239   2,321,443  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628  (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -


Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228   (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228   (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Capital recognized from subsidiary
 (unaudited)                           -         -       87,798         -

Net loss for the three months ended
 March 31, 1999 (unaudited)            -         -          -          (518)

Balance, March 31, 1999
(unaudited)                      6,215,372 $  62,154 $2,466,224 $(2,534,235)

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Cash Flows
                             (Unaudited)
                                                             From
                                                                 Inception on
                                                                  January 1,
                                     For the Three Months Ended  1991 Through
                                               March 31,           March 31,
                                        1999           1998          1999
CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS) INCOME                   $   (518)     $    12,928  $   (203,626)
 Reconciliation of net loss to
  cash provided (used)
  in operating activities:
 Common stock issued in lieu of services
   rendered and offset of advances       -                -          62,300
 Amortization expense                    -                -           1,280
 Minority interest                       -             (6,118)      (53,173)
 (Increase) decrease in accounts
  receivable                             -             (70,000)        (754)
 (Increase) decrease in prepaid expenses -                 -          1,920
 (Increase) decrease in organization
   costs                                 -                 960          -
 Increase (decrease) in accounts payable -              14,500       17,959
 Increase in accrued expenses            -                (165)      10,880
 Increase (decrease) in advances from
   stockholders                          -             102,500       14,385

   Net Cash (Used) by Operating
   Activities                           (518)           54,605     (148,829)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                 -                 -        (69,400)
 (Increase) Decrease of horses           -             (34,000)     (70,700)

   Net Cash (Used) by Investing
   Activities                            -             (34,000)    (140,100)

CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury  (23,025)              -        (23,025)
 Proceeds from notes payable -
   related parties                       -                 -        210,000
 Payments on notes payable - related
   parties                               -                 -        (45,000)
 Payment of dividend                     -                 -         (6,400)
 Cash from minority shareholders         -                 -        101,940
 Cash from sales of stock                -                 -         60,000

   Net Cash Provided from Financing
   Activities                        (23,025)              -        297,515

NET CHANGE IN CASH                   (23,543)           20,605        8,586
CASH AT BEGINNING OF PERIOD           32,129             9,848          -
CASH AT END OF PERIOD             $    8,586         $  30,453   $    8,586
CASH PAID FOR:

  Interest                        $      -           $     -     $      -
  Income taxes                           -                 -            -

NON-CASH ITEMS

  Common stock issued in lieu of
   services rendered and offset or
   advances                       $      -           $     -     $   32,300
  Common stock returned and
  canceled                        $      -           $     -     $      185
  Capital recognized from
    subsidiary                    $   87,798         $     -     $   87,798

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
       Notes to the Unaudited Consolidated Financial Statements
                March 31, 1999 and December 31, 1998

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2 - EQUITY INVESTMENT

       As of March 31, 1999, the Company owned 42% of Waterbury Resources, Inc. (Waterbury). As such, Waterbury has not been consolidated in the March 31, 1999 financial statements. The equity investment has been recorded at
zero.   The Company recorded an addition to additional paid-in capital of
$87,798 in conjunction with the conversion from the consolidation method of accounting to the equity method of accounting.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of March 31, 1999, the Company owned 42% of Waterbury Resources, Inc. ("Waterbury"). Previously, all of the revenue received by the Company was generated by Waterbury, which was a 50.7% owned subsidiary of the Company. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
----------------------

          The Company discontinued its operations on approximately December 15, 1989. During the quarterly period ended March 31, 1999, the Company received revenues of $0.

          Taking into account general and administrative expenses of $518 and costs of sales of $0, the Company had a net loss from operations of ($518) during this period, as compared to a net profit from operations of $12,928 during the quarterly period ended March 31, 1998.

Liquidity
---------

         The Company had $8,586 in cash for the period ended March 31, 1999. During the period ended March 31, 1999, the Company and its subsidiaries had total expenses of $518, while receiving $0 in revenues.

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

Item 5.   Other Information.
          ------------------

          On February 10, 1999, the Board of Directors of Waterbury resolved to offer 200,000 ordinary shares, par value of $0.0001 per share, to "accredited investors" and/or "sophisticated investors" pursuant to Rule 504, in consideration of the sum of $0.25 per share for an aggregate total of $50,000. Prior to the stock offering, there were 1,014,000 outstanding shares of Waterbury, 513,999 of which were owned by the Company (approximately 50%), and the remainder of which are owned by eight foreign corporations organized under the laws of the Cayman Islands, BWI. With 200,000 shares being sold pursuant to the offering, there were 1,214,000 outstanding shares, and Waterbury was no longer a majority owned subsidiary of the Company as the Company's ownership has decreased to approximately 42% of Waterbury.

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

                                   G/O INTERNATIONAL, INC.


Date: 6/30/99                      By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer