Form 10QSB
period 1999-06-30
G/O INTERNATIONAL INC
filed 1999-07-28
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                              July 28, 1999

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Consolidated Balance Sheet

                              ASSETS

                                                June 30,       December 31,
                                                 1999              1998
                                                (Unaudited)
CURRENT ASSETS

  Cash                                   $              3,956   $    32,129
  Accounts receivable                                  -                754

     Total Current Assets                               3,956        32,883

OTHER ASSETS

  Horses                                               -            136,900

    Total Other Assets                                 -            136,900


    TOTAL ASSETS                         $              3,956    $  169,783

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                       $                 58    $   23,890
  Accrued interest                                     -             10,880
  Advances from stockholders                           14,385        14,385
  Notes payable - related parties                      -            165,000

    Total Current Liabilities                          14,443       214,155

MINORITY INTEREST                                      -             48,765

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.01 par value, 20,000,000 shares
  authorized;  6,215,372 shares issued and outstanding 62,154        62,154

  Additional paid-in capital                        2,466,224     2,378,426

  Accumulated deficit prior to the development
  stage                                            (2,330,609)   (2,330,609)
  Deficit accumulated during the development stage   (208,256)     (203,108)

    Total Stockholders' Equity (Deficit)              (10,487)      (93,137)

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                    $              3,956    $  169,783

                    G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                          (Unaudited)
                                                             From
                                                         Inception on
                          For the           For the        January 1,
                     Six Months Ended  Three Months Ended   1991 to
                          June 30,          June 30,        June 30,
                      1999    1998      1999       1998      1999
REVENUES

 Sales              $      -    $ 77,850 $     -   $ 7,850 $ 189,425

 Cost of Sales             -      27,100       -       -     124,130

 Gross Profit              -      50,750       -     7,850    65,295

EXPENSES

 General and
 administrative          5,148    69,588     4,630  37,044   331,780

  Total Expenses         5,148    69,588     4,630  37,044   331,780

NET LOSS FROM
 OPERATIONS             (5,148)  (18,838)   (4,630)(29,194) (266,485)

OTHER INCOME (EXPENSE)

 Interest income           -         -         -       -          58
 Interest expense          -      (5,637)      -    (2,886)  (12,772)

  Total Other Income
   (Expense)               -      (5,637)      -    (2,886)  (12,714)

MINORITY INTEREST          -       8,708       -     3,385    70,943

NET LOSS            $   (5,148) $(15,767) $ (4,630)(28,695)$(208,256)

LOSS PER SHARE      $    (0.00) $  (0.00) $  (0.00)$ (0.00)

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                  Shares       Amount   Capital     Deficit

Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)

Balance, December 31, 1991         323,866     3,239   2,321,443  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628  (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -


Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228   (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228   (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Capital recognized from subsidiary
 (unaudited)                           -         -       87,798         -

Net loss for the six months ended
 June 30, 1999 (unaudited)             -         -          -        (5,148)

Balance, March 31, 1999
(unaudited)                      6,215,372 $  62,154 $2,466,224 $(2,538,865)

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Cash Flows
                             (Unaudited)
                                                             From
                                                         Inception on
                          For the           For the        January 1,
                     Six Months Ended  Three Months Ended   1991 to
                          June 30,          June 30,        June 30,
                      1999    1998      1999       1998      1999
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss           $(5,148)   $ (15,767) $(4,630) $(28,695) $(208,256)
 Reconciliation of
  net loss to cash
  provided (used) in
  operating activities:
   Common stock issued
     in lieu of
     services rendered
     and offset of
     advances           -            -        -         -       62,300
   Amortization expense -            -        -         -        1,280
   Minority interest    -         (9,503)     -      (3,385)   (53,173)
   (Increase) decrease
    in prepaid expenses -            -        -         -        1,920
   (Increase) decrease
    in organization
    costs               -            960      -         -          -
   Increase (decrease)
    in accounts
    receivable          -            -        -      70,000       (754)
   Increase (decrease)
    in accounts payable -         15,251      -         751     17,959
   (Increase) decrease
    in accrued expenses -           (165)     -         -       10,880
   Increase (decrease)
    in advances from
    stockholders        -        105,000      -       2,500     14,385

    Net Cash Provided
     (Used) by Operating
     Activities      (5,148)      95,776   (4,630)   41,171   (153,459)

CASH FLOWS FROM
 INVESTING ACTIVITIES

 Purchase of
 investments            -            -        -         -      (69,400)
 (Increase) decrease
  of horses             -        (34,000)     -         -      (70,700)

   Net Cash Provided
   (Used) by Investing
   Activities        $  -     $  (34,000) $   -     $   -   $ (140,100)

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Disposition of cash
 from Waterbury      $(23,025)$      -    $   -     $   -   $  (23,025)
 Proceeds from notes
  payable - related
  parties               -            -        -         -      210,000
 Payments on notes
  payable - related
  parties               -            -        -         -      (45,000)
 Payment of dividend    -            -        -         -       (6,400)
 Cash from minority
  shareholders          -            -        -         -      101,940
 Cash from sales of
  stock                 -            -        -         -       60,000

   Net Cash Provided
    (Used) from
    Financing
    Activities       (23,025)        -        -         -      297,515

NET CHANGE IN CASH   (28,173)     61,776   (4,630)   41,171      3,956

CASH AT BEGINNING OF
 PERIOD               32,129       9,848    8,586    30,453        -

CASH AT END OF PERIOD $3,956     $71,624  $ 3,956  $ 71,624   $  3,956

CASH PAID FOR:

 Interest             $  -       $   -    $   -    $    -     $  1,333
 Income taxes         $  -       $   -    $   -    $    -     $    -

NON-CASH ITEMS

 Common stock issued
  in lieu of services
  rendered and
  offset or advances  $  -       $   -    $   -    $    -     $ 32,300
 Common stock returned
  and canceled        $  -       $   -    $   -    $    -     $    185
 Capital reorganized
  from subsidiary     $87,798    $   -    $   -    $    -     $ 87,798

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
       Notes to the Unaudited Consolidated Financial Statements
                 June 30, 1999 and December 31, 1998


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2 - EQUITY INVESTMENT

       As of June 30, 1999, the Company owned 42% of Waterbury Resources, Inc. As such, Waterbury has not been consolidated in the June 30, 1999 financial statements. The equity investment has been recorded at zero. The Company recorded an addition to additional paid-in capital of $78,817 in conjunction with the non-consolidation of Waterbury.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of June 30, 1999, the Company owned 42% of Waterbury Resources, Inc. ("Waterbury"). Previously, all of the revenue received by the Company was generated by Waterbury, which was a 50.7% owned subsidiary of the Company. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
----------------------

          The Company discontinued its operations on approximately December 15, 1989. During the quarterly period ended June 30, 1999, the Company received revenues of $0.

          Taking into account general and administrative expenses of $5,148 and costs of sales of $0, the Company had a net loss from operations of ($5,148) during this period, as compared to a net loss from operations of ($18,838) during the quarterly period ended June 30, 1998.

Liquidity
---------

         The Company had $3,956 in cash for the period ended June 30, 1999. During the period ended June 30, 1999, the Company and its subsidiaries had total expenses of $5,148, while receiving $0 in revenues.

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

                                     G/O INTERNATIONAL, INC.


Date: 7/28/99                        By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer