Form 10KSB/A
period 1998-12-31
G/O INTERNATIONAL INC
filed 2000-03-13
CIK 928447

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB/A-1

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

                              PART II

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

Jones, Jensen & Company [letterhead]

                   INDEPENDENT AUDITOR'S REPORT

Directors and Stockholders
G/O International, Inc.
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of G/O International, Inc. (a development stage company) as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997 and from inception of the development stage (January 1, 1991) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements band on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, In all material respects, the consolidated financial position of G/O International, Inc. (a development stage company) at December 31, 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and from Inception of development stage (January 1, 1991) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company is in the development stage and has limited assets, limited working capital, and has sustained during its development stage and has capital deficiencies which together raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
April 30, 1999

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


Date: 3/13/2000                     By/s/Jack L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer


Date: 3/13/2000                     By/s/Michael L. Caswell
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


Date: 3/13/2000                     By/s/Jack L. Burns
      -------------                     ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer



Date: 3/13/2000                     By/s/Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary