Form 10KSB
period 1999-12-31
G/O INTERNATIONAL INC
filed 2000-04-14
CIK 928447

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1999 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

    April 13, 2000 - $14,103.72. There are approximately 1,410,372 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.01 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           April 13, 2000

                             6,315,372


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          On February 10, 1999, the Board of Directors of Waterbury Resources, Inc. ("Waterbury"), the majority-owned subsidiary of G/O International, Inc. (the "Company"), resolved to offer 200,000 ordinary shares, par value of $0.0001 per share, to "accredited investors" and/or "sophisticated investors" pursuant to Rule 504 of the Securities and Exchange Commission, in consideration of the sum of $0.25 per share, for an aggregate total of $50,000. Prior to the stock offering, there were 1,014,000 outstanding shares of Waterbury, 513,999 of which were owned by the Company (approximately 50%), and the remainder of which are owned by eight foreign corporations organized under the laws of the Cayman Islands, BWI. With 200,000 shares being sold pursuant to the offering, there were 1,214,000 outstanding shares, and Waterbury is no longer a majority-owned subsidiary of the Company, as the Company's ownership has decreased to approximately 42% of Waterbury's outstanding voting securities. As a result, Waterbury has not been consolidated in the Company's December 31, 1999, financial statements.

         On November 1, 1999, the Board of Directors of the Company unanimously resolved to issue 40,000 "unregistered" and "restricted" shares of the Company's $0.01 par value common stock to seven investors, for total gross proceeds of $10,000 ($0.25 per share). The Board of Directors also resolved to issue to each director (Jack Burns; Michael L. Caswell; and Sam Bono) 20,000 "unregistered" and "restricted" shares of common stock as compensation for services rendered during the year commencing October 29, 1999, at a value of $0.01 per share. All such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         For a discussion of the business development of the Company for the calendar year ended December 31, 1998, see the Annual Report on Form 10-KSB for the calendar year then ended, filed July 8, 1999, and incorporated herein by reference. See Part III, Item 13.

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

Item 2.  Description of Property.
         ------------------------

          Other than cash of approximately $7,295, the Company has no assets or property; the Company's principal executive office address and telephone number are the business office address and telephone number of its President, Jack L. Burns, and are provided at no cost.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 1999, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise.

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

          The range of high and low bid quotations for the Company's common stock during the each quarter of the calendar years ended December 31, 1998 and December 31, 1999, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1998                          1                   0.75

June 30, 1998                           1                   0.75

September 30, 1998                      1                   0.75

December 31, 1998                       0.75                0.75

March 31, 1999                          0.75                0.75

June 30, 1999                           0.75                0.625

September 30, 1999                      0.625               0.625

December 31, 1999                       0.625               0.625


          There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          The sales of a total of 40,000 shares of common stock pursuant to Regulation S during the calendar year ended December 31, 1997; 40,000 shares issued pursuant to Rule 504 in 1998 and 1999 (20,000 such shares per year); and the issuance of a total of 180,000 shares in consideration of services rendered (60,000 shares per year) were the only sales of any securities of the Company during the past three years. Future sales of any of these "restricted securities" or any securities that may be issued in the future may have an adverse effect on any "public market" that may develop in the common stock of the Company.

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

Holders
-------

          The number of record holders of the Company's common stock as of April 13, 2000, was approximately 764.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company's only material operations and revenues from operations during the last calendar year were those of Waterbury, which is now a 42%- owned subsidiary.

          During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining its good standing in the State of Colorado. Management anticipates that the Company's current cash reserves of approximately $7,295 will be insufficient to pay for its administrative expenses for the next 12 months. In the event that additional funding is required in order to keep the Company in good standing, it may attempt to raise such funding through a private placement of its common stock to accredited investors.

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

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 1999, and 1998, were $0 and $74,500, respectively.

          The Company had a net loss of $103,116 (a loss of $0.01 per share) during the calendar year ended December 31, 1998, and a net loss of $26,929 (a loss of $0.01 per share) for the year ended December 31, 1999.

Liquidity.
----------

          During the calendar year ended December 31, 1999, the Company had total expenses of $26,929, while receiving $0 in revenues; the Company and its subsidiaries received approximately $74,500 in revenues, with total expenses of $163,498 during the calendar year ended December 31, 1998.

Item 7.  Financial Statements.*
         ---------------------

          Consolidated Financial Statements for the year ended
          December 31, 1999

          Independent Auditor's Report

          Consolidated Balance Sheet - December 31, 1999

          Consolidated Statements of Operations for the years ended December 31, 1999, and 1998, and from inception on January 1, 1991 to December 31, 1999

          Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 1991 to December 31,
          1999

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, and 1998, and from inception on January 1, 1991 to December 31, 1999

          Notes to Consolidated Financial Statements


          * The Company will file an amended Annual Report containing these financial statements on or about April 17, 2000.


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

Business Experience.

          Jack L. Burns, President, Treasurer and Director. Mr. Burns, age 70, graduated from the University of Florida in 1959 with a Master of Science degree in Engineering. He spent 26 years with Exxon Corporation, holding various senior management positions in the U.S., Australia, Far East and Middle East. At the time of his election to retire, he was Vice President of Esso Middle East, a wholly-owned subsidiary of Exxon Corporation. Since retiring in 1985, Mr. Burns has been a private investor and has been engaged in charitable activities as a National Trustee of the Society of St. Vincent de Paul.

          Michael L. Caswell, Vice President, Secretary and Director. Mr. Caswell is 52 years of age. He graduated from Texas A & M University in 1970 with a Bachelor of Science degree in Petroleum Engineering. He has been the President of CasKids Operating Company (Houston, Texas) since August 1983. CasKids is engaged in the oil and gas business. Mr. Caswell is responsible for the engineering, geological engineering and management of CasKids and the properties it operates.

          Sam Bono, Director. Mr. Bono, age 63, is a graduate of the University of Florida. For the last five years, he has been the owner and sole proprietor of the Direct Sales Company of Houston, Texas, a firm that specializes in the sale and distribution of industrial supplies.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Each of the Company's directors (Jack L. Burns; Michael L. Caswell; and Sam Bono) will file a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission shortly after the date of filing of this Report. These filings will be made in connection with each person's acquisition of 20,000 "unregistered" and "restricted" shares of common stock in consideration of services rendered. See the heading "Business Development" of the caption Description of Business," Part I, Item 1, and the Summary Compensation Table of Part III, Item 10.

          Yankee Investments Ltd. and Charlie Investments Ltd., both of which entities are the beneficial owners of more than 10% of the Company's issued and outstanding common stock, will file with the Securities and Exchange Commission Form 4 Statements of Changes in Beneficial Ownership shortly after the date of filing of this Report, in connection with the acquisition of shares of the Company's common stock in November, 1999.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards            Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)      (h)        (i)
Name and     Year or                          Other      Restricted   Option/  LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's    Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)(1)(#)      ($)      Compensa-
             December                         sation($)                                  tion ($)
             31

Jack L. Burns  1999      -0-        -0-           -0-      200           -0-     -0-        -0-
President,     1998      -0-        -0-           -0-      200           -0-     -0-        -0-
Treasurer and  1997      -0-        -0-           -0-      200           -0-     -0-        -0-
Director

Sam Bono       1999      -0-        -0-           -0-      200           -0-     -0-        -0-
Director       1998      -0-        -0-           -0-      200           -0-     -0-        -0-
               1997      -0-        -0-           -0-      200           -0-     -0-        -0-

Michael L.     1999      -0-        -0-           -0-      200           -0-     -0-        -0-
Caswell        1998      -0-        -0-           -0-      200           -0-     -0-        -0-
Vice Pres.,    1997      -0-        -0-           -0-      200           -0-     -0-        -0-
Secretary
and Director


(1) Each of the Company's directors was paid 20,000 "unregistered" and "restricted" shares during the calendar years ended December 31, 1997, 1998, and 1999, for services rendered during those years, at a value of $0.01 per share.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          At a special meeting of the Company's Board of Directors, held October 4, 1995, the Board of Directors unanimously resolved to pay to each director of the Company 10,000 "unregistered" and "restricted" shares of the Company's common stock, valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, the Board of Directors resolved to increase the amount of annual compensation to 20,000 "unregistered" and "restricted" shares, valued at $0.01 per share. As of the date of this Report, 80,000 "unregistered" and "restricted" shares have been issued to each of the following directors of the Company, pursuant to this resolution: Jack L. Burns; Michael L. Caswell; and Sam Bono.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially Owned
----------------            --------              ----------------------------

David M. Klausmeyer          12.4%                         780,000
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.        12.4%                         780,000
11440 W. Bernardo Ct., #300
San Diego, California  92127

Charlie Investments, Ltd.    24.3%                       1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.     24.3%                       1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

Gordian Investments Ltd.      5.7%                         358,750
P. O. Box 923
Grand Cayman
British West Indies

Huggermugger Ltd.             5.7%                         358,750
P. O. Box 923
Grand Cayman
British West Indies

                          _______                          ______

                             84.8%                       5,352,500


          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned
----------------           --------            ----------------------------

Jack L. Burns                1.3%                           80,000
11849 Wink
Houston, Texas  77024

Michael L. Caswell           1.7%                          110,000 (1)
3637 W. Alabama, #400
Houston, Texas  77027

Sam Bono                     1.3%                           80,000
11949 FM 3005, #403
Galveston, Texas  77554      ----                           ------

All directors and executive
officers as a group          4.3%                          270,000
(3 persons)

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

Reports on Form 8-K

        None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB for the          Part I
calendar year ended December 31, 1998**

          (ii)

Exhibit
Number               Description

------               -----------

 27       Financial Data Schedule***

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

          *** This exhibit will be filed as an exhibit to the Company's amended Annual Report, to be filed on or about April 17, 2000.


                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    G/O INTERNATIONAL, INC.


Date: 4-13-2000                     By  /s/ J. L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    G/O INTERNATIONAL, INC.


Date: 4-13-2000                     By  /s/ J. L. Burns
      -------------                     ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer



Date: 04-14-00                       By /s/ Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary

Date: 4-13-00                        By /s/ Sam Bono
      ------------                      ----------------------
                                        Sam Bono, Director