Form 10KSB/A
period 1999-12-31
G/O INTERNATIONAL INC
filed 2000-04-18
CIK 928447

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB-A1

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


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART II

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the year ended
          December 31, 1999

          Independent Auditor's Report

          Consolidated Balance Sheets - December 31, 1999

          Consolidated Statements of Operations from inception
          on January 1, 1991 to December 31, 1999
          and the Years ended December 31, 1999 and
          1998

          Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 1991 to December 31,
          1999

          Consolidated Statements of Cash Flows from inception
          on January 1, 1991 to December 31, 1999
          and the Years ended December 31, 1999 and
          1998

          Notes to Consolidated Financial Statements

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

                                   CONTENTS



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . 3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Operations  . . . . . . . . . . . . . . 5

Consolidated Statements of Stockholders Equity (Deficit) . . . . . 6

Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . 9

Notes to the Consolidated Financial Statements . . . . . . . . .  11

                        INDEPENDENT AUDITORS' REPORT

Directors and Stockholders
G/O International, Inc.
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of G/O International, Inc. (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and from inception of the development stage (January 1, 1991) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G/O International, Inc. (a development stage company) at December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and from inception of development stage (January 1, 1991) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company is in the development stage and has limited assets, limited working capital, and has sustained losses during its development stage and has capital deficiencies which together raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jones, Jensen & Company
Salt Lake City, Utah
April 14, 2000

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                          Consolidated Balance Sheet


                                                             December 31,
                                                                1999

CURRENT ASSETS

 Cash                                                         $     7,295

  Total Current Assets                                              7,295

  TOTAL ASSETS                                                $     7,295


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                             $       178
 Advances from stockholders (Note 4)                               14,385

  Total Current Liabilities                                        14,563

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares authorized:
  6,315,372 shares issued and outstanding                          63,154
 Additional paid-in capital                                     2,490,224
 Accumulated deficit prior to the development stage            (2,330,609)
 Deficit accumulated during the development stage                (230,037)

  Total Stockholders' Equity (Deficit)                             (7,268)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     7,295


                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Operations


                                                                   From
                                                               Inception on
                                                                January 1,
                                       For the Years Ended       1991 to
                                           December 31,        December 31,
                                      1999             1998        1999


REVENUES

 Sales                                $       -   $     74,500  $  189,425

 Cost of Sales                                -         45,120     124,130

 Gross Profit                                 -         29,380      65,295

EXPENSES

 General and administrative                26,929      163,498     353,561

  Total Expenses                           26,929      163,498     353,561

NET LOSS FROM OPERATIONS                  (26,929)    (134,118)   (288,266)

OTHER INCOME (EXPENSE)

 Interest income                              -            -            58
 Interest expense                             -        (10,880)    (12,772)

  Total Other Income (Expense)                -        (10,880)    (12,714)

MINORITY INTEREST                             -         41,882      70,943

NET LOSS                              $   (26,929)$   (103,116) $ (230,037)

BASIC LOSS PER SHARE                  $     (0.00)$      (0.02)

BASIC WEIGHTED AVERAGE SHARES           6,232,632    6,215,372


                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit)


                                                      Additional
                                      Common Stock     Paid-in     Accumulated
                                   Shares     Amount   Capital       Deficit


Balance, January 1, 1991
 (inception of development
 stage)                           323,866  $   3,239  $ 2,321,441 $(2,330,609)

Net loss for the year ended
 December 31, 1991                    -          -            -           (72)

Balance, December 31, 1991        323,866      3,239    2,321,441  (2,330,681)

Net loss for the year ended
 December 31, 1992                    -          -            -        (1,466)

Balance, December 31, 1992        323,866      3,239    2,321,441  (2,332,147)

Net loss for the year ended
 December 31, 1993                    -          -            -        (1,678)

Balance, December 31, 1993        323,866      3,239    2,321,441  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances at $0.01
 per share on May 6, 1994       1,500,000     15,000          -           -

Issuance of shares for legal
 services at $0.01 per share
 on July 26, 1994                 150,000      1,500          -           -

Net loss for the year ended
 December 31, 1994                    -          -            -       (24,350)

Balance, December 31, 1994      1,973,866     19,739    2,321,441  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                    (18,494)      (185)         185         -

Balance forward                 1,955,372  $  19,554  $ 2,321,626 $(2,358,175)


                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                      Additional
                                       Common Stock    Paid-in     Accumulated
                                   Shares      Amount  Capital       Deficit


Balance forward                  1,955,372  $  19,554  $2,321,626 $(2,358,175)

Issuance of shares for cash on
 October 23, 1996 at $0.01 per
 share                           2,000,000     20,000         -           -

Shares issued to directors in
 lieu of services rendered on
 November 1995 at $0.01 per
 share                              30,000        300         -           -


Net loss for the year ended
 December 31, 1995                     -          -           -        (4,095)

Balance, December 31, 1995       3,985,372     39,854   2,321,626  (2,362,270)

Issuance of shares for cash on
 March 12, 1996 at $0.01         2,000,000     20,000         -           -

Issuance of shares for services
 on October 31, 1996 at $0.01
 per share                          50,000        500         -           -

Liquidating dividend                   -          -        (6,400)        -

Net loss for the year ended
 December 31, 1996                     -          -           -       (25,510)

Balance, December 31, 1996       6,035,372     60,354   2,315,226  (2,387,780)

Issuance of shares for cash on
 October 2, 1997 at $0.25 per
 share                              40,000        400       9,600         -

Issuance of shares for services
 on October 29, 1997 at $0.25
 per share                          60,000        600      14,400         -

Net loss for the year ended
 December 31, 1997                     -          -           -       (42,821)

Balance, December 31, 1997       6,135,372  $  61,354  $2,339,226 $(2,430,601)


                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                     Additional
                                   Common Stock       Paid-in      Accumulated
                                Shares      Amount    Capital        Deficit


Balance forward                6,135,372  $   61,354  $ 2,339,226 $(2,430,601)

Issuance of shares for cash on
 August 17, 1998 at $0.50 per
 share                            20,000         200        9,800         -

Issuance of shares for
 services on October 29, 1998
 at $0.50 per share               60,000         600       29,400         -

Net loss for the year ended
 December 31, 1998                   -           -            -      (103,116)

Balance, December 31, 1998     6,215,372      62,154    2,378,426  (2,533,717)

Issuance of shares for
 services on October 29, 1999
 at $0.25 per share               60,000         600       14,400         -

Issuance of shares for cash
 on October 29, 1999 at $0.25
 per share                        40,000         400        9,600         -

Capital recognized from
 subsidiary                          -           -         87,798         -

Net loss for the year ended
 December 31, 1999                   -           -            -       (26,929)

Balance, December 31, 1999     6,315,372  $   63,154  $ 2,490,224 $(2,560,646)


                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows


                                                                      From
                                                                  Inception on
                                                                   January 1,
                                          For the Years Ended       1991 to
                                             December 31,         December 31,
                                         1999            1998         1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                               $   26,929) $ (103,116)  $  (230,037)

 Reconciliation of net loss to cash
 provided (used) in operating
 activities: Common stock issued in
 lieu of services rendered and offset
 of advances                                15,000      30,000        77,300

   Amortization expense                        -           -           1,280

   Minority interest                           -       (24,114)      (53,173)

 Change in operating assets and
 liabilities: (Increase) decrease in
 prepaid expenses                              -         1,920         1,920

   Increase (decrease) in accounts
 receivable                                    -          (754)         (754)

   Increase (decrease) in accounts
 payable                                       120      23,830        18,079

   (Increase) decrease in accrued
 expenses                                      -        10,715        10,880

   Increase (decrease) in advances from
    stockholders                               -           -          14,385

    Net Cash Provided (Used) by Operating
     Activities                            (11,809)    (61,519)     (160,120)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                       -       (66,200)      (69,400)

 (Increase) decrease of horses                 -           -         (70,700)

    Net Cash Provided (Used) by
 Investing Activities                          -       (66,200)     (140,100)

CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury        (23,025)        -         (23,025)

 Proceeds from notes payable - related
 parties                                       -       140,000       210,000

 Payments on notes payable - related
 parties                                       -           -         (45,000)

 Payment of dividend                           -           -          (6,400)

 Cash from minority shareholders               -           -         101,940

 Cash from sales of stock                   10,000      10,000        70,000

    Net Cash Provided (Used) from
    Financing Activities               $   (13,025) $  150,000   $   307,515


                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)


                                                                    From
                                                                 Inception on
                                                                  January 1,
                                          For the Years Ended      1991 to
                                             December 31,        December 31,
                                         1999            1998       1999


NET CHANGE IN CASH                      $  (24,834)  $    22,281  $    7,295

CASH AT BEGINNING OF PERIOD                 32,129         9,848         -

CASH AT END OF PERIOD                   $    7,295   $    32,129  $    7,295

CASH PAID FOR:

 Interest                               $      -     $       -    $    1,333
 Income taxes                           $      -     $       -    $      -

NON-CASH ITEMS

 Common stock issued in lieu of
  services rendered and offset of
  advances                              $      -     $       -    $   32,300
 Common stock returned and canceled     $      -     $       -    $      195
 Capital recognized from Subsidiary     $   87,798           -    $   87,798


                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              December 31, 1999


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

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              December 31, 1999


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 -    ADVANCES FROM STOCKHOLDERS

       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $14,385 at December 31, 1999.

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

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              December 31, 1999


NOTE 5 -    CAPITAL TRANSACTIONS (Continued)

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

       On October 29, 1999, the Company issued 60,000 shares to its officers for services rendered and 40,000 shares to shareholders for cash valued at $15,000 and $10,000, respectively, or $0.25 per share.

NOTE 6 -    RELATED PARTY TRANSACTIONS

       The President of the Company provides office space and other clerical services at no cost to the Company.

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                              December 31, 1999


NOTE 7 -    INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting Standards No.109 - "Accounting for income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations should be shown in the income statement n the year of change it was determined that there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available at December 31, 1999, not operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $2,100,000 which are estimated to expire as shown below. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

NOTE 8 -   GOING CONCERN

        The Company has experienced losses totaling $230,037 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $7,268 at December 31, 1999. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans are to seek another entity that wants to consummate an acquisition by allowing the purchasing entity to buy or exchange unissued shares of the Company's common stock in order to become a part of a public company. Management believes its plans will provide the Company with the ability to continue in existence. In the interim management has committed to meeting its operating expenses.

NOTE 9 -   EQUITY INVESTMENT

        In March of 1999, there was a 504 offering of the shares of the Company's subsidiary, Waterbury Resources, Inc. (Waterbury). Prior to the stock offering, there were 1,014,000 outstanding shares of Waterbury, 513,999 of which were owned by the Company (approximately 50%), and the remainder of which are owned by eight foreign corporations organized under the laws of the Cayman Island, BWI. With 200,000 shares being sold pursuant to the offering, there were 1,214,000 outstanding shares, and Waterbury was no longer a majority owned subsidiary of the Company.

        As of December 31, 1999, the Company owned 42% of Waterbury Resources, Inc. As such, Waterbury has not been consolidated in the December 31, 1999 financial statements. The equity investment has been recorded at zero. The Company recorded an addition to additional paid-in capital of $87,798 in conjunction with the non-consolidation of Waterbury.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    G/O INTERNATIONAL, INC.


Date: April 17, 2000                By /s/ J. L. Burns
      --------------                   ----------------------
                                       Jack L. Burns, Director
                                        President and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    G/O INTERNATIONAL, INC.


Date: April 17, 2000                By /s/ J. L. Burns
      --------------                   ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer


Date: 4/17/00                       By  /s/ Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary


Date: 4/17/00                       By /s/ Sam Bono
      ------------                      ----------------------
                                        Sam Bono, Director