Form 10QSB
period 2000-03-31
G/O INTERNATIONAL INC
filed 2000-05-15
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                              March 31, 2000

                    Common Voting Stock - 6,315,372 shares


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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2000 and December 31, 1999

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
G/O International, Inc.
Houston, Texas

We have reviewed the accompanying balance sheet of G/O International, Inc. as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of G/O International, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein) and in our report dated April 14, 2000, we expressed an unqualified opinion on those consolidated financial statements.


HJ & Associates, LLC
Salt Lake City, Utah
May 3, 2000

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                             March 31,            December 31,

                                              2000                     1999

CURRENT ASSETS

 Cash                                $                 6,962    $    7,295

  Total Current Assets                                 6,962         7,295

  TOTAL ASSETS                                         6,962    $    7,295


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                    $                   492    $     178
 Advances from stockholders                           14,385       14,385

  Total Current Liabilities                           14,877       14,563

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
 authorized:
  6,315,372 shares issued and outstanding             63,154       63,154
 Additional paid-in capital                        2,490,224    2,490,224
 Accumulated deficit prior to the
 development stage                                (2,330,609)  (2,330,609)
 Deficit accumulated during the development stage   (230,684)    (230,037)

  Total Stockholders' Equity (Deficit)                (7,915)      (7,268)

  TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                $                 6,962    $   7,295

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                                 From
                                                            Inception on
                                                              January 1,
                                 For the Three Months Ended    1991 to
                                           March 31,          March 31,
                                      2000           1999        2000

REVENUES

 Sales                      $             -       $      -    $       189,425
 Cost of Sales                            -              -            124,130

 Gross Profit                             -              -             65,295

EXPENSES

 General and administrative             647            518            354,208

  Total Expenses                        647            518            354,208

NET LOSS FROM OPERATIONS               (647)          (518)          (288,913)

OTHER INCOME (EXPENSE)

 Interest income                          -              -                 58
 Interest expense                         -              -            (12,772)

  Total Other Income (Expense)            -              -            (12,714)

MINORITY INTEREST                         -              -             70,943

NET LOSS                    $          (647)        $ (518)     $    (230,684)

BASIC LOSS PER SHARE        $         (0.00)        $(0.00)

BASIC WEIGHTED AVERAGE SHARES     6,232,632      6,215,372

                               G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                  Shares       Amount   Capital     Deficit

Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)

Balance, December 31, 1991         323,866     3,239   2,321,443  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628  (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -


Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228   (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228   (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -

Capital recognized from subsidiary     -         -        87,798         -

Net loss for the year ended
 December 31, 1999                     -         -            -      (26,929)

Balance, December 31, 1999       6,315,372    63,154   2,490,224  (2,560,646)

Net loss for the three months
 ended March 31, 2000                  -         -           -          (647)

Balance, March 31, 2000          6,315,372  $ 63,154  $ 2,490,224 $(2,561,293)

                        G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Cash Flows

                                                                 From
                                                            Inception on
                                                              January 1,
                                 For the Three Months Ended    1991 to
                                           March 31,          March 31,
                                      2000           1999        2000

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                        $      (647)     $   (518)   $   (230,684)
 Reconciliation of net loss to cash
  provided (used) in operating
  activities:
   Common stock issued in lieu of
   services rendered and offset
   of advances                           -             -            77,300
   Amortization expense                  -             -             1,280
   Minority interest                     -             -           (53,173)
 Change in operating assets and
   liabilities:
   (Increase) decrease in prepaid
   expenses                              -             -             1,920
   Increase (decrease) in accounts
   receivable                            -             -              (754)
   Increase (decrease) in accounts
   payable                             314             -            18,393
   (Increase) decrease in accrued
   expenses                              -             -            10,880
   Increase (decrease) in advances from
    stockholders                         -             -            14,385

    Net Cash Provided (Used) by Operating
     Activities                       (333)          (518)        (160,453)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                  -              -         (69,400)
 (Increase) decrease of horses            -              -         (70,700)

    Net Cash Provided (Used) by Investing
     Activities                            -             -        (140,100)

CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury        -       (23,025)        (23,025)
 Proceeds from notes payable -
  related parties                          -             -         210,000
 Payments on notes payable -
  related parties                          -             -         (45,000)
 Payment of dividend                       -             -          (6,400)
 Cash from minority shareholders           -             -         101,940
 Cash from sales of stock                  -             -          70,000

    Net Cash Provided (Used) from
    Financing Activities              $    -     $ (23,025)   $    307,515

NET CHANGE IN CASH                    $ (333)    $ (23,543)   $      6,962

CASH AT BEGINNING OF PERIOD            7,295         32,129              -

CASH AT END OF PERIOD                 $6,962     $    8,586   $      6,962


CASH PAID FOR:

 Interest                             $    -     $      -     $      1,333
 Income taxes                         $    -     $      -     $          -

NON-CASH ITEMS

 Common stock issued in lieu of services
  rendered and offset of advances     $    -     $      -     $     32,300
 Common stock returned and canceled   $    -     $      -     $        195
 Capital recognized from Subsidiary   $    -     $      -     $     87,798

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             March 31, 2000 and December 31, 1999


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

NOTE 4 - ADVANCES FROM STOCKHOLDERS

       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $14,385 at March 31, 2000 and December 31, 1999.

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

NOTE 7 - INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting Standards No.109 - "Accounting for income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations should be shown in the income statement n the year of change it was determined that there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available at March 31, 2000 and December 31, 1999, net operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $2,100,000 which are estimated to expire as shown below. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

NOTE 8 - GOING CONCERN

     The Company has experienced losses totaling $230,684 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $7,915 and $7,268 at March 31, 2000 and December 31, 1999. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of March 31, 2000, the Company owned 42% of Waterbury
Resources, Inc. ("Waterbury"). Previously, all of the revenue received by the Company was generated by Waterbury, which was a 50.7% owned subsidiary of the Company. The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

Results of Operations.
----------------------

         During the quarterly period ended March 31, 2000, the Company had no revenues.

          Taking into account general and administrative expenses of $647 and costs of sales of $0, the Company had a net loss from operations of ($647) during this period, as compared to a net loss from operations of ($518) during the quarterly period ended March 31, 1999.

Liquidity
---------

         The Company had $6,962 in cash for the period ended March 31, 2000. During the period ended March 31, 2000, the Company and its subsidiaries had total expenses of $647, while receiving $0 in revenues. Liquidity has primarily been provided by sales of "restricted securities."

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

                                     G/O INTERNATIONAL, INC.


Date: 5-15-2000                      By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer