Form 10QSB
period 2000-06-30
G/O INTERNATIONAL INC
filed 2000-08-10
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                              June 30, 2000

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2000 and December 31, 1999

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                                  June 30,     December 31,
                                                   2000             1999
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $              1,057     $  7,295

  Total Current Assets                                   1,057        7,295

  TOTAL ASSETS                                           1,057     $  7,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $                 58     $    178
 Advances from stockholders                             14,385       14,385

  Total Current Liabilities                             14,443       14,563

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized: 6,315,372 shares issued and outstanding   63,154       63,154
 Additional paid-in capital                          2,490,224    2,490,224
 Accumulated deficit prior to the development stage (2,330,609)  (2,330,609)
 Deficit accumulated during the development stage     (236,155)    (230,037)

  Total Stockholders' Equity (Deficit)                 (13,386)      (7,268)

  TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                     $              1,057  $     7,295

                           G/O INTERNATIONAL, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                               (Unaudited)
                                                                  From
                                                               Inception on
                          For the           For the             January 1,
                      Six Months Ended  Three Months Ended    1991 Through
                          June 30,          June 30,             June 30,
                      2000        1999    2000       1999          2000
REVENUES

 Sales             $       -    $     -   $        -   $    -     $ 189,425
 Cost of Sales             -          -            -        -       124,130

 Gross Profit              -          -            -        -        65,295

EXPENSES

 General and
 administrative          6,118      5,148        5,471     4,630    359,679

  Total Expenses         6,118      5,148        5,471     4,630    359,679

NET LOSS FROM OPERATIONS(6,118)    (5,148)      (5,471)   (4,630)  (294,384)

OTHER INCOME (EXPENSE)

 Interest income           -          -            -         -           58
 Interest expense          -          -            -         -      (12,772)

  Total Other Income
  (Expense)                -          -            -         -      (12,714)

MINORITY INTEREST          -          -            -         -       70,943

NET LOSS               $(6,118)   $(5,148)    $ (5,471)  $(4,630) $(236,155)

BASIC LOSS PER SHARE   $ (0.00)   $ (0.00)    $  (0.00)  $ (0.00)

BASIC WEIGHTED AVERAGE
 SHARES               6,315,372  6,215,372    6,315,372 6,215,372

                               G/O INTERNATIONAL, INC.
                     (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                  Shares       Amount   Capital     Deficit

Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)

Balance, December 31, 1991         323,866     3,239   2,321,443  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628  (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -


Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228   (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228   (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -

Capital recognized from subsidiary     -         -        87,798         -

Net loss for the year ended
 December 31, 1999                     -         -            -      (26,929)

Balance, December 31, 1999       6,315,372    63,154   2,490,224  (2,560,646)

Net loss for the six months
 ended March 31, 2000 (unaudited)      -         -           -        (6,118)

Balance, March 31, 2000          6,315,372  $ 63,154  $2,490,224 $(2,566,764)

                         G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                              (Unaudited)
                                                                  From
                                                               Inception on
                          For the           For the             January 1,
                      Six Months Ended  Three Months Ended    1991 Through
                          June 30,          June 30,             June 30,
                      2000        1999    2000       1999          2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss          $ (6,118)  $(5,148)  $(5,471)    $(4,630) $(236,155)
  Reconciliation of
   net loss to cash
   provided (used)
   in operating
   activities:
   Common stock issued
    in lieu of services
    rendered and offset
    of advances          -         -         -           -       77,300
   Amortization expense  -         -         -           -        1,280
   Minority interest     -         -         -           -      (53,173)
  Change in operating
  assets and liabilities:
   (Increase) decrease
   in prepaid expenses   -         -         -           -        1,920
   Increase (decrease)
   in accounts
   receivable            -         -         -           -         (754)
   Increase (decrease)
   in accounts payable  (120)      -        (435)        -       17,959
   (Increase) decrease
   in accrued expenses   -         -         -           -       10,880
   Increase (decrease)
   in advances
   from stockholders     -         -         -           -       14,385

     Net Cash Provided
     (Used) by
     Operating
     Activities       (6,238)   (5,148)   (5,906)     (4,630)  (166,358)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of
  investments            -         -         -           -      (69,400)
  (Increase) decrease
  of horses              -         -         -           -      (70,700)

     Net Cash Provided
     (Used) by Investing
     Activities       $  -    $    -     $   -      $    -    $(140,100)

                           G/O INTERNATIONAL, INC.
                       (A Development Stage Company)
             Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)
                                                                  From
                                                               Inception on
                          For the           For the             January 1,
                      Six Months Ended  Three Months Ended    1991 Through
                          June 30,          June 30,             June 30,
                      2000        1999    2000       1999          2000
CASH FLOWS FROM FINANCING
 ACTIVITIES

  Disposition of cash
  from Waterbury         -     (23,025)            -         -   (23,025)
  Proceeds from notes
  payable - related
  parties                -         -               -         -   210,000
  Payments on notes
  payable - related
  parties                -         -               -         -   (45,000)
  Payment of dividend    -         -               -         -    (6,400)
  Cash from minority
  shareholders           -         -               -         -   101,940
  Cash from sales of
  stock                  -         -               -         -    70,000

     Net Cash Provided
     (Used) from
     Financing
     Activities          -     (23,025)            -         -   307,515

NET CHANGE IN CASH    (6,238)  (28,173)         (5,906)   (4,630)  1,057

CASH AT BEGINNING OF
PERIOD                 7,295    32,129           6,963     8,586     -

CASH AT END OF PERIOD $1,057   $ 3,956         $ 1,057   $ 3,956 $ 1,057

CASH PAID FOR:

  Interest            $  -     $   -           $   -     $   -   $ 1,333
  Income taxes        $  -     $   -           $   -     $   -   $   -

NON-CASH ITEMS

  Common stock issued
  in lieu of services
  rendered and offset
  of advances         $  -     $   -           $   -     $   -   $32,300
  Common stock
  returned and
  canceled            $  -     $   -           $   -     $   -   $   195
  Capital recognized
  from Subsidiary     $  -     $87,798         $   -     $   -   $87,798

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999


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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
June 30, 2000 and December 31, 1999


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Unaudited Financial Statements - The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

NOTE 4 - ADVANCES FROM STOCKHOLDERS

       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $14,385 at June 30, 2000 and December 31, 1999.

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                June 30, 2000 and December 31, 1999

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                June 30, 2000 and December 31, 1999

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

NOTE 8 - GOING CONCERN

     The Company has experienced losses totaling $236,155 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $13,386 and $7,268 at June 30, 2000 and December 31, 1999. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of June 30, 2000, the Company owned 42% of Waterbury
Resources, Inc. ("Waterbury"). Previously, all of the revenue received by the Company was generated by Waterbury, which was a 50.7% owned subsidiary of the Company. The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

Results of Operations.
----------------------

         During the quarterly period ended June 30, 2000, the Company had no revenues.

          Taking into account general and administrative expenses of $6,118 and costs of sales of $0, the Company had a net loss from operations of ($6,118) during this period, as compared to a net loss from operations of ($5,148) during the quarterly period ended June 30, 1999.

Liquidity
---------

         The Company had $1,057 in cash for the period ended June 30, 2000. During the period ended June 30, 2000, the Company and its subsidiaries had total expenses of $6,118, while receiving $0 in revenues. Liquidity has primarily been provided by sales of "restricted securities."

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

                                     G/O INTERNATIONAL, INC.


Date: Aug. 9, 2000                 By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer