Form 10QSB
period 2000-09-30
G/O INTERNATIONAL INC
filed 2000-11-20
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                           September 30, 2000

                    Common Voting Stock - 6,665,372 shares


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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2000 and December 31, 1999

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                                 September 30, December 31,
                                                   2000        1999
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             67,247 $     7,295
 Accounts receivable                                    29,440         -

  Total Current Assets                                  96,687       7,295

OTHER ASSETS

 Horses                                                 52,500         -
 Goodwill                                               -              -

  Total Other Assets                                    52,500         -

  TOTAL ASSETS                                         149,187 $     7,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $             70,185 $       178
 Advances from stockholders                             14,385      14,385
 Loans Payable                                         408,500         -


  Total Current Liabilities                            493,070      14,563

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized: 6,665,372 and 6,315,372 shares issued
  and outstanding, respectively                         66,654      63,154
 Additional paid-in capital                          2,574,224   2,490,224
 Accumulated deficit prior to the development stage (2,330,609) (2,330,609)
 Deficit accumulated during the development stage     (654,152)   (230,037)

  Total Stockholders' Equity (Deficit)                (343,883)     (7,268)

  TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                     $            149,187 $     7,295

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                   From
                                                              Inception of the
                                                                Development
                                                                 Stage on
                                  For the         For the        January 1,
                           Nine Months Ended Three Months Ended 1991 Through
                              September 30,     September 30,   September 30,
                            2000      1999     2000     1999        2000
REVENUES

 Sales                  $ 104,040   $      -   $ 104,040  $     -   $ 293,465
 Cost of Sales            117,326          -     117,326        -     241,456

 Gross Profit (Deficit)   (13,286)         -     (13,286)       -      52,009

EXPENSES

 General and
 administrative            84,519        7,335    78,401      2,187   438,080

 Total Expenses            84,519        7,335    78,401      2,187   438,080

LOSS FROM OPERATIONS      (97,805)      (7,335)  (91,687)    (2,187) (386,071)

OTHER INCOME (EXPENSE)

 Write down of goodwill  (306,761)         -    (306,761)       -    (306,761)
 Interest income              -            -         -          -          58
 Interest expense         (19,549)         -     (19,549)       -     (32,321)

 Total Other Income
 (Expense)               (326,310)         -    (326,310)       -    (392,393)

MINORITY INTEREST             -            -         -          -      70,943

NET LOSS               $ (424,115)   $  (7,335)$(417,997)   $(2,187)$(654,152)

BASIC LOSS PER SHARE   $    (0.07)   $   (0.00)$   (0.07)   $ (0.00)

BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING     6,402,197     6,215,372 6,402,197  6,215,372

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                  Shares       Amount   Capital     Deficit

Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)

Balance, December 31, 1991         323,866     3,239   2,321,443  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628  (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -


Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228   (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228   (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -

Capital recognized from subsidiary     -         -        87,798         -

Net loss for the year ended
 December 31, 1999                     -         -            -      (26,929)

Balance, December 31, 1999       6,315,372    63,154   2,490,224  (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share (unaudited)              350,000     3,500      84,000         -

Net loss for the nine months
ended September 30, 2000
(unaudited)                            -         -           -      (424,115)

Balance, September 30, 2000
(unaudited)                      6,665,372  $ 66,654  $2,574,224 $(2,984,761)

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                   From
                                                              Inception of the
                                                                Development
                                                                 Stage on
                                  For the         For the        January 1,
                           Nine Months Ended Three Months Ended 1991 Through
                              September 30,     September 30,   September 30,
                            2000      1999     2000     1999        2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss               $(424,115)   $(7,335)  $(417,997) $(2,187) $(654,152)
 Reconciliation of net
 loss to cash provided
 (used) in operating
 activities:
   Common stock issued
   in lieu of services
   rendered and offset
   of advances                -          -           -        -       77,300
   Amortization expense       -          -           -        -        1,280
   Minority interest          -          -           -        -      (53,173)
   Write down of Goodwill 306,761        -       306,761      -      306,761
 Change in operating
 assets and liabilities:
   (Increase) decrease in
   prepaid expenses           -          -           -        -        1,920
   Increase (decrease) in
   accounts receivable        -          -           -        -         (754)
   Increase (decrease) in
   accounts payable        42,674        -        42,794      -       60,753
   (Increase) decrease in
   accrued expenses           -          -           -        -       10,880
   Increase (decrease) in
   advances from
   stockholders               -          -           -        -       14,385

       Net Cash Provided
       (Used) by Operating
       Activities         (74,680)    (7,335)    (68,442)  (2,187)  (234,800)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of investments     -          -           -        -      (69,400)
  (Increase) decrease of
  horses                      -          -           -        -      (70,700)

       Net Cash Provided
       (Used) by Investing
       Activities         $   -      $   -      $    -    $   -    $(140,100)

                     G/O INTERNATIONAL, INC.
                         (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                   From
                                                              Inception of the
                                                                Development
                                                                 Stage on
                                  For the         For the        January 1,
                           Nine Months Ended Three Months Ended 1991 Through
                              September 30,     September 30,   September 30,
                            2000      1999     2000     1999        2000
CASH FLOWS FROM FINANCING
 ACTIVITIES

Cash proceeds from
consolidation              47,132         -      47,132       -     47,132
Disposition of cash from
Waterbury                     -       (23,025)      -         -    (23,025)
Proceeds from notes payable
- related parties             -           -         -         -    210,000
Payments on notes payable
- related parties             -           -         -         -    (45,000)
Payment of dividend           -           -         -         -     (6,400)
Cash from minority
shareholders                  -           -         -         -    101,940
Cash from sales of stock   87,500         -      87,500       -    157,500

     Net Cash Provided
     (Used) from Financing
     Activities           134,632     (23,025)  134,632       -    442,147

NET CHANGE IN CASH         59,952     (30,360)   66,190    (2,187)  67,247

CASH AT BEGINNING OF PERIOD 7,295      32,129     1,057     3,956      -

CASH AT END OF PERIOD    $ 67,247     $ 1,769  $ 67,247   $ 1,769 $ 67,247

CASH PAID FOR:

Interest                 $ 19,549     $   -    $    -     $   -   $ 20,882
Income taxes             $    -       $   -    $    -     $   -   $    -

NON-CASH ITEMS

Common stock issued in
lieu of services
rendered and offset of
advances                 $    -       $   -    $    -     $   -   $ 32,300
Common stock returned
and canceled             $    -       $   -    $    -     $   -   $    195
Capital recognized from
Subsidiary               $    -       $87,798  $    -     $   -   $ 87,798

                      G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


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

NOTE 4 - ADVANCES FROM STOCKHOLDERS

       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $14,385 at September 30, 2000 and December 31, 1999.

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


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

       On July 31, 2000, the Company issued 350,000 shares of its common stock for $87,500 or $0.25 per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

       The President of the Company provides office space and other clerical services at no cost to the Company.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999

NOTE 7 - INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting
       Standards No.109 - "Accounting for income Taxes" (SFAS 109).  SFAS
       109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB
       Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations should be shown in the income statement n the year of change it was determined that there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available at September 30, 2000 and December 31, 1999, net operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $2,100,000 which are estimated to expire as shown below. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

NOTE 8 - GOING CONCERN

     The Company has experienced losses totaling $654,152 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $343,883 and $7,268 at September 30, 2000 and December 31, 1999. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     As of September 30, 2000, the Company owned 50.49% of Waterbury
     Resources, Inc. due to the purchase of 200,000 shares of common stock. The Company also purchased all of the outstanding shares of common stock of Waterbury Resources, Inc. subsidiaries.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 10 - SUBSEQUENT EVENTS

     On October 29, 2000 the Company issued 60,000 shares of common stock for services rendered.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of September 30, 2000, the Company owned 50.49% of Waterbury
Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenue received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

Results of Operations.
----------------------

         During the quarterly period ended September 30, 2000, the Company had $104,040 in revenues.

          Taking into account general and administrative expenses of $84,519 and costs of sales of $117,326, the Company had a net loss from operations of ($97,805) during this period, as compared to a net loss from operations of ($7,335) during the quarterly period ended September 30, 1999. In addition this period there was a write down of goodwill of $306,761 and interest expense that increase the net loss to ($424,115).

Liquidity.
----------

         The Company had $67,247 in cash for the period ended September 30, 2000. During the period ended September 30, 2000, the Company and its subsidiaries had total expenses of $201,845, while receiving $104,040 in revenues. Liquidity has primarily been provided by sales of "restricted securities."

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

                                     G/O INTERNATIONAL, INC.


Date: Nov. 20, 2000                By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer

