Form 10KSB
period 2000-12-31
G/O INTERNATIONAL INC
filed 2001-03-30
CIK 928447

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2000
- $104,040.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

    March 27, 2001 - $14,456.19. There are approximately 1,445,619 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.01 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           March 27, 2001

                             6,410,969


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13, Part III.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          On February 10, 1999, the Board of Directors of Waterbury
Resources, Inc. ("Waterbury"), the majority-owned subsidiary of G/O International, Inc. (the "Company"), resolved to offer 200,000 ordinary shares, par value $0.0001 per share, to "accredited investors" and/or "sophisticated investors" pursuant to Rule 504 of the Securities and Exchange Commission, in consideration of the sum of $0.25 per share, for an aggregate total of $50,000. Prior to the offering, there were 1,014,000 outstanding shares of Waterbury's common stock, 513,999 of which were owned by the Company (approximately 50%), and the remainder of which were owned by eight foreign corporations organized under the laws of the Cayman Islands, BWI. Taking into account the 200,000 shares sold pursuant to the offering, there were 1,214,000 outstanding shares, and Waterbury was no longer a majority-owned subsidiary of the Company. The offering resulted in the Company's ownership in Waterbury being decreased to approximately 42% of Waterbury's outstanding voting securities as of December 31, 1999, and accordingly, Waterbury's operations were not consolidated with the Company's financial statements for the year ended December 31, 1999.

          During the year ended December 31, 2000, the Company purchased an additional 200,000 shares of Waterbury's "restricted securities" (common stock) for $50,000, increasing its ownership in Waterbury to 50.49%; accordingly, Waterbury's operations are fully consolidated with the Company's financial statements for the year ended December 31, 2000.

         On July 31, 2000, the Company issued an additional 150,000 shares of "restricted securities" (common stock) for cash at $0.25 per share.

         On October 29, 2000, the Board of Directors of the Company unanimously resolved to issue to each director (Jack L. Burns; Michael L. Caswell; and Sam Bono) 20,000 shares of "restricted securities" (common stock) as compensation for services rendered and valued at an aggregate total of $15,000 or $0.25 per share.

          All of the foregoing shares of common stock were issued pursuant to exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) or Regulation S promulgated thereunder.

         For a discussion of the business development of the Company for the year ended December 31, 1999, see the 10-KSB Annual Report of the Company for the year then ended, filed April 18, 2000, and incorporated herein by reference. See Item 13, Part III.

         On November 15, 2000, Waterbury entered into a Reorganization Plan and Agreement ("Reorganization Agreement") with Beijing Orient LegendMaker Software Development Co., a company formed under the laws of the People's Republic of China ("OLM") and the holders of approximately 65% of the issued and outstanding capital shares of OLM (the "OLM Majority Shareholders"), pursuant to which Waterbury had agreed to acquire such OLM Majority Shareholders' shares for shares of Waterbury. The Reorganization Agreement contemplated Waterbury acquiring the remaining 35% of the issued and outstanding shares of OLM from its shareholders, thereby making OLM a wholly-owned subsidiary of Waterbury (the "Reorganization"). Following the resolution of various international regulatory concerns to the satisfaction of the parties' counsel, the Reorganization Agreement was amended on March 9, 2001 (the "First Amendment"), and all of the terms of the Reorganization were finally agreed upon by the parties. There are substantial conditions to the completion of the Reorganization, including the ability of Waterbury to raise capital of not less than $2,500,000 nor more than $5,000,000 from the sale of its ordinary shares. It is also contemplated that the Company will register a spin-off its holdings in Waterbury to its stockholders, pro rata, as part of the closing of the Reorganization. We cannot assure you that we will be able to satisfy the conditions required to complete the Reorganization. See the 8-K Current Report of the Company dated March 9, 2001, which is incorporated herein by reference.

Business.
---------

          The Company has had no business operations since approximately December 15, 1989, except those of its majority-owned subsidiary, Waterbury. Waterbury is engaged in the business of purchasing, training and selling thoroughbred horses in the United States and Europe. Horses are purchased and sold at public auction, some of which are in foal, at various times of their lives. The purchase price is largely dependent upon age, training and pedigree. All of these activities are conducted through independent contractors acting of the Company's behalf, and the Company has no employees. Horses are usually purchased as yearlings, and sold at two years, following training.

Principal Products or Services and their Markets.
-------------------------------------------------

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

Sources and Availability of Raw Materials.
------------------------------------------

          None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
-------------------

          None; not applicable.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          None; not applicable.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          The Company is subject to Regulation 14A of the Securities and Exchange Commission, which regulates proxy solicitations. Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

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

          Beneficial ownership and changes in beneficial ownership of securities of the Company by directors, executive officers and 10% stockholders is also required on Forms 3, 4 or 5 of the Securities and Exchange Commission.

          Management believes that these obligations will increase the Company's annual legal and accounting costs, but it is expected that assets will be sufficient to meet these costs; in the event that assets are not sufficient, it is likely that management will advance funds or that funds will be raised through the private placement of the Company's securities to "accredited investors" or "sophisticated investors." See the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation", Item 6, Part II.

          Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          with a price of less than five dollars per share;

          that are not traded on a "recognized" national exchange;

          whose prices are not quoted on the NASDAQ automated quotation system; or

          in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

          Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          get information about the investor's financial situation, investment experience and investment goals;

          reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

          Compliance with these requirements may make it harder for our stockholders to resell their shares.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable.

Research and Development Expenses.
----------------------------------

          None; not applicable.

Number of Employees.
--------------------

          None; not applicable.

Item 2.  Description of Property.
         ------------------------

          Other than cash of approximately $73,261 at December 31, 2000, the Company has no assets or property; the Company's principal executive office address and telephone number are the business office address and telephone number of its President, Jack L. Burns, and are provided at no cost.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 2000, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          There has been no "public market" for shares of the Company's common stock during the past five years. On or about September 1, 1995, the Company obtained a listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("the NASD") under the trading symbol "GOII." However, except as shown below, no bid or asked quotations have been reflected since that time. There can be no assurance that a public market for the Company's securities will develop.

          The range of high and low bid quotations for the Company's common stock during the each quarter of the calendar years ended December 31, 1998, 1999 and 2000, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 1998                          1                   0.75

June 30, 1998                           1                   0.75

September 30, 1998                      1                   0.75

December 31, 1998                       0.75                0.75

March 31, 1999                          0.75                0.75

June 30, 1999                           0.75                0.625

September 30, 1999                      0.625               0.625

December 31, 1999                       0.625               0.625

March 31, 2000                          0.625               0.625

June 30, 2000                           0.625               0.375

September 30, 2000                      0.375               0.375

December 31, 2000                       0.5625              0.3125

Recent Sales of Restricted Securities.
--------------------------------------

          All outstanding securities of the Company except those sold during the year ended December 31, 2000, are available for sale under Rule 144 of the Securities and Exchange Commission. See the heading "Business Development,"
Item 1, Part II. Future sales of any of these "restricted securities" or any securities that may be issued in the future may have an adverse effect on any public market that may develop in the common stock of the Company.

          No assurance can be given that any public market will develop in the common stock of the Company, or if any such public market does develop, that it will continue or be sustained for any period of time.

Holders.
--------

          The number of record holders of the Company's common stock as of March 13, 2001, was approximately 765.

Dividends.
----------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company's only material operations and revenues from operations during the last calendar year were those of Waterbury, which is now a 50.49%-owned subsidiary.

          During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining its good standing in the State of Colorado. Management anticipates that the Company's current cash reserves of approximately $73,261 will be insufficient to pay for its administrative expenses for the next 12 months. In the event that additional funding is required in order to keep the Company in good standing, it may attempt to raise such funding through a private placement of its common stock to "accredited investors" or "sophisticated investors."

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

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 2000, and 1999, were $104,040 and $0, respectively.

          The Company had a net loss of $26,929 during the year ended December 31, 1999, and a net loss of $475,133 (equal to $0.07 per share loss) for the year ended December 31, 2000.

Liquidity.
----------

          During the year ended December 31, 2000, the Company and its subsidiaries had total expenses of $579,173, while receiving $104,040 in revenues; the Company received $0 in revenues, with total expenses of $26,929 during the year ended December 31, 1999. During the year ended December 31, 2000, the Company raised $87,500 from the sale of 350,000 shares of "restricted securities" (common stock).

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the year ended
          December 31, 2000

          Independent Auditor's Report

          Consolidated Balance Sheet - December 31, 2000

          Consolidated Statements of Operations for the years ended December 31, 2000, and 1999, and from inception on January 1, 1991 to December 31, 2000

          Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 1991 to December 31,
          2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, and 1999, and from inception on January 1, 1991 to December 31, 2000

          Notes to Consolidated Financial Statements

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000

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

Notes to the Consolidated Financial Statements . . . . . . . . 11

                   INDEPENDENT AUDITORS' REPORT

Directors and Stockholders
G/O International, Inc.
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of G/O International, Inc. (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage (January 1, 1991) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G/O International, Inc. (a development stage company) at December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from inception of development stage (January 1, 1991) to December 31, 2000 in conformity with generally accepted accounting principles.

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


/S/HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
February 26, 2001

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                                                             December 31,
                                                              2000
CURRENT ASSETS

 Cash                                                $             73,261

  Total Current Assets                                             73,261

OTHER ASSETS

 Horses (Note 3)                                                   52,500

  Total Other Assets                                               52,500

  TOTAL ASSETS                                       $            125,761


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $             11,289
 Accrued interest                                                  71,488
 Advances from stockholders (Note 5)                               14,385
 Notes payable                                                    408,500

  Total Current Liabilities                                       505,662

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares authorized:
  6,725,372 shares issued and outstanding                          67,254
 Additional paid-in capital                                     2,588,624
 Accumulated deficit prior to the development stage            (2,330,609)
 Deficit accumulated during the development stage                (705,170)

  Total Stockholders' Equity (Deficit)                           (379,901)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $  125,761

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                     From

                                                                Inception on

                                                                 January 1,

                                  For the Years Ended             1991 to

                                      December 31,             December 31,
                                       2000         1999           2000

REVENUES

 Sales                        $            104,040 $     -      $  293,465
 Cost of Sales                             117,326       -         241,456

 Gross Profit (Deficit)                    (13,286 )     -          52,009

EXPENSES

 General and administrative                123,155      26,929     476,716

  Total Expenses                           123,155      26,929     476,716

NET LOSS FROM OPERATIONS                  (136,441)    (26,929)   (424,707)

OTHER INCOME (EXPENSE)

 Write-down of goodwill                   (306,761)      -        (306,761)
 Interest income                            -            -              58
 Interest expense                          (31,931)      -         (44,703)

  Total Other Income (Expense)            (338,692)      -        (351,406)

MINORITY INTEREST                           -            -          70,943

NET LOSS                      $           (475,133) $  (26,929) $ (705,170)

BASIC LOSS PER SHARE          $              (0.07) $    (0.00)

BASIC WEIGHTED AVERAGE SHARES            6,472,011   6,232,632

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
(2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -


Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -


Net loss for the year ended
 December 31, 1994                     -         -           -
(24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443
(2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -


Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -


Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -


Net loss for the year ended
 December 31, 1995                     -         -           -
(4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628
(2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -



Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -


Liquidating dividend                   -         -       (6,400)         -


Net loss for the year ended
 December 31, 1996                     -         -          -
(25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228
(2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -


Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -


Net loss for the year ended
 December 31, 1997                     -         -          -
(42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228
(2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -


Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -


Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -


Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -


Capital recognized from subsidiary     -         -        87,798         -


Net loss for the year ended
 December 31, 1999                     -         -            -
(26,929)

Balance, December 31, 1999       6,315,372    63,154   2,490,224
(2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share (unaudited)              350,000     3,500      84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600      14,400         -

Net loss for the year
ended December 31, 2000                -         -           -
(475,133)

Balance, December 31, 2000       6,725,372  $ 67,254  $2,588,624
$(3,035,779)

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                                     From

                                                                Inception on

                                                                 January 1,

                                  For the Years Ended             1991 to

                                      December 31,             December 31,
                                       2000         1999           2000

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                          $ (475,133)   $   (26,929)  $(705,170)
   Reconciliation of net loss to cash
   provided (used) in operating
   activities:
     Common stock issued in lieu of
     services rendered and offset of
     advances                            15,000         15,000      92,300
     Amortization expense                     -              -       1,280
     Minority interest                        -              -     (53,173)
   Change in operating assets and
   liabilities:
     (Increase) decrease in prepaid
     expenses                                 -              -       1,920
     Increase (decrease) in accounts
     receivable                               -              -        (754)
     Increase (decrease) in accounts
     payable                             11,111            120      29,190
     (Increase) decrease in accrued
     expenses                            71,488              -      82,368
     Increase (decrease) in advances
     from stockholders                        -              -      14,385

        Net Cash Provided (Used) by
        Operating Activities           (377,534)       (11,809)   (537,654)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                      -              -     (69,400)
 (Increase) decrease of horses          (52,500)             -    (123,200)

        Net Cash Provided (Used) by
        Investing Activities            (52,500)             -    (192,600)

CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury           -        (23,025)    (23,025)
 Proceeds from notes payable -
  related parties                       408,500              -     618,500
 Payments on notes payable - related
  parties                                     -              -     (45,000)
 Payment of dividend                          -              -      (6,400)
 Cash from minority shareholders              -              -     101,940
 Cash from sales of stock                87,500         10,000     157,500

        Net Cash Provided (Used) from
        Financing Activities           $496,000      $ (13,025)  $ 803,515

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                                     From

                                                                Inception on

                                                                 January 1,

                                  For the Years Ended             1991 to

                                      December 31,             December 31,
                                       2000         1999           2000

NET CHANGE IN CASH                 $      65,966  $   (24,834) $ 73,261

CASH AT BEGINNING OF PERIOD                7,295       32,129         -

CASH AT END OF PERIOD              $      73,261  $     7,295  $ 73,261

CASH PAID FOR:

  Interest                         $           -  $         -  $  1,333
  Income taxes                     $           -  $         -  $      -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                           $      15,000  $         -  $ 47,300
Common stock returned and canceled $           -  $         -  $    195
Capital recognized from Subsidiary $           -  $    87,798  $ 87,798

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Principles of Consolidation - The consolidated financial statements include the accounts of G/O International, Inc. (parent), and Waterbury Resources, Inc. (Waterbury), a majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - INVESTMENT IN THOROUGHBRED HORSES

       The Company's investment in thoroughbred horses are stated at the lower of cost or market plus applicable carrying costs. At December 31, 2000, the horses were stated at cost.

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

NOTE 5 - ADVANCES FROM STOCKHOLDERS

       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $14,385 at December 31, 2000 and 1999.

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

       On July 26, 1994, the Company's Board of Directors entered into a compensation agreement calling for the issuance of 150,000 post-split shares of its previously unissued common stock, valued at $1,500, in exchange for legal services rendered.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2000 and 1999


NOTE 6 - CAPITAL TRANSACTIONS (Continued)

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

       On October 29, 2000, the Company issued 60,000 shares of its common stock for services valued at $15,000 or $0.25 per share.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                      December 31, 2000 and 1999


NOTE 7 - NOTES PAYABLE

                                                              December 31,
                                                                  2000

       Notes payable consisted of the following:

       Note payable to Solar International, Ltd. (a related
        party), dated at various dates, bearing interest at
        8% fixed interest rate, unsecured and due on demand.   $   203,500

       Note payable to Taipei Investments, Ltd. (a related
        party), dated at various dates, bearing interest at
        8% fixed interest rate, unsecured and due on demand.       205,000

             Total notes payable                                   408,500

             Less: current portion                                (408,000)

             Total Long-term Debt                              $         -


       Maturities of long-term debt are as follows:

       Years Ending December 31,

             2001                                              $   408,500
             2002                                                        -
             2003                                                        -
             2004                                                        -
             2005                                                        -
             2006 and thereafter                                         -


             Total                                             $   408,500

NOTE 8 - RELATED PARTY TRANSACTIONS

       The President of the Company provides office space and other clerical services at no cost to the Company.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2000 and 1999


NOTE 8 - INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting Standards No.109 - "Accounting for income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations should be shown in
       the income statement in the year of change   It was determined that
       there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available December 31, 1999, net operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $2,100,000 which are estimated to expire as shown below. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                  For the Years Ended
                                                     December 31,

                                                   2000        1999


       Income tax benefit at statutory rate         $ 180,550  $  10,233
       Change in valuation allowance                 (180,550)   (10,233)

                                                    $       -  $       -

       Deferred tax assets (liabilities) are comprised of the following:

                                                 For the Years Ended
                                                     December 31
                                                   2000        1999

       Income tax benefit at statutory rate         $1,153,596 $ 973,045
       Change in valuation allowance                (1,153,596) (973,045)

                                                    $        - $       -

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2000 and 1999


NOTE 9 - GOING CONCERN

     The Company has experienced losses totaling $654,152 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $379,901 and $7,268 at December 31, 2000 and 1999. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10 - EQUITY INVESTMENT

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

     As of December 31, 2000, the Company owned 50.49% of Waterbury Resources, Inc. due to the purchase of 200,000 shares of common stock. Accordingly, Waterbury is fully consolidated in the December 31, 2000 financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

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

Business Experience.

          Jack L. Burns, President, Treasurer and Director. Mr. Burns, age 71, graduated from the University of Florida in 1959 with a Master of Science degree in Engineering. He spent 26 years with Exxon Corporation, holding various senior management positions in the U.S., Australia, Far East and Middle East. At the time of his election to retire, he was Vice President of Esso Middle East, a wholly-owned subsidiary of Exxon Corporation. Since retiring in 1985, Mr. Burns has been a private investor and has been engaged in charitable activities as a National Trustee of the Society of St. Vincent de Paul.

          Michael L. Caswell, Vice President, Secretary and Director. Mr. Caswell is 53 years of age. He graduated from Texas A & M University in 1970 with a Bachelor of Science degree in Petroleum Engineering. He has been the President of CasKids Operating Company (Houston, Texas) since August 1983. CasKids is engaged in the oil and gas business. Mr. Caswell is responsible for the engineering, geological engineering and management of CasKids and the properties it operates.

          Sam Bono, Director. Mr. Bono, age 64, is a graduate of the University of Florida. For the last five years, he has been the owner and sole proprietor of the Direct Sales Company of Houston, Texas, a firm that specializes in the sale and distribution of industrial supplies.

Family Relationships.
---------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of the Company's directors (Jack L. Burns; Michael L.
Caswell; and Sam Bono) will file a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission shortly after the date of filing of this Report. These filings will be made in connection with each person's acquisition of 20,000 shares of "restricted securities" (common stock) in consideration of services rendered. See the heading "Business Development" of the caption Description of Business," Item 1, Part I, and the Summary Compensation Table, Item 10, Part III.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)         (h)    (i)

                                              Secur-
                                              ities              All
Name and   Year or               Other  Rest- Under-       LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying        Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options      outs  ensat'n
------------------------------------------------------------------------

Jack L.       12/31/98  -0-  -0-  -0-   20000   -0-        -0-  -0-
Burns         12/31/99  -0-  -0-  -0-   20000   -0-        -0-  -0-
Pres.         12/31/00  -0-  -0-  -0-   20000   -0-        -0-  -0-
Treasurer
and Director

Sam Bono      12/31/98  -0-  -0-  -0-   20000   -0-        -0-  -0-
Director      12/31/99  -0-  -0-  -0-   20000   -0-        -0-  -0-
              12/31/00  -0-  -0-  -0-   20000   -0-        -0-  -0-

Michael L.    12/31/98  -0-  -0-  -0-   20000   -0-        -0-  -0-
Caswell       12/31/99  -0-  -0-  -0-   20000   -0-        -0-  -0-
Vice Pres.,   12/31/00  -0-  -0-  -0-   20000   -0-        -0-  -0-
and Director

(1) Each of the Company's directors was issued 20,000 shares of "restricted securities" (common stock) during the calendar years ended December 31, 1998, 1999, and 2000, for services rendered during those years, at a value of $0.01 per share, during 1998 and 1999, and at $0.25 per share during 2000.

Bonuses and Deferred Compensation.
----------------------------------

          None.

Compensation Pursuant to Plans.
-------------------------------

          None.

Pension Table.
--------------

          None; not applicable.

Other Compensation.
-------------------

          None.

Compensation of Directors.
--------------------------

          At a special meeting of the Company's Board of Directors, held October 4, 1995, the Board of Directors unanimously resolved to pay to each director of the Company 10,000 shares of "restricted securities" (common stock) valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, the Board of Directors resolved to increase the amount of annual compensation to 20,000 shares of "restricted securities" (common stock,), valued at $0.01 per share. As of the date of this Report, 80,000 "unregistered" and "restricted" shares have been issued to each of the following directors of the Company, pursuant to this resolution: Jack L. Burns; Michael L. Caswell; and Sam Bono; however, the shares issued during the year ended December 31, 2000, were valued at $0.25 per share to coincide with the cash price of other securities sold by the Company at that time.

Employment Contracts.
---------------------

          None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:


                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially
Owned
----------------            --------            ----------------------------

David M. Klausmeyer          11.6%                         780,000
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.        11.6%                         780,000
11440 W. Bernardo Ct., #300
San Diego, California  92127

Charlie Investments, Ltd.    22.9%                       1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.     22.9%                       1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

Gordian Investments Ltd.      5.3%                         358,750
P. O. Box 923
Grand Cayman
British West Indies

Huggermugger Ltd.             5.3%                         358,750
P. O. Box 923
Grand Cayman
British West Indies

                          _______                          ______

     Totals:                 79.6%                       5,352,500


          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report:



                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned(1)
----------------           --------            -------------------------------


Jack L. Burns                1.5%                          100,350
11849 Wink
Houston, Texas  77024

Michael L. Caswell           1.9%                          130,000(1)
3637 W. Alabama, #400
Houston, Texas  77027

Sam Bono                     1.5%                          100,000
11949 FM 3005, #403
Galveston, Texas  77554      ----                           ------

All directors and executive
officers as a group          4.9%                          330,350
(3 persons)

          (1) 30,000 of these shares are held in the name of M.L. Caswell Investments, which is a "doing business as" name of Mr. Caswell.

          Each of these individuals has sole investment and voting power with regard to the securities listed opposite his name. See Item 9, Part III, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

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

Reports on Form 8-K.

          None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB for the      Parts I, II and II
calendar year ended December 31, 1999**

8-K Current Report dated March 9, 2001**
          Reorganization Agreement
          First Amendment

          (ii)

Exhibit
Number               Description
------               -----------

          None.

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

                                    G/O INTERNATIONAL, INC.


Date: 3/27/01                        By/s/Jack L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    G/O INTERNATIONAL, INC.


Date: 3/27/01                        By/s/Jack L. Burns
      -------------                     ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer



Date: 3/27/01                        By/s/Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary


Date: 3/27/01                        By/s/Sam Bono
      ------------                      ----------------------
                                        Sam Bono, Director