Form 10QSB
period 2001-03-31
G/O INTERNATIONAL INC
filed 2001-05-18
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                              March 31, 2001

                    Common Voting Stock - 6,725,372 shares


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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2001 and December 31, 2000

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                                  March 31,    December 31,
                                                   2001        2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             55,055 $    73,261
 Accounts receivable                                     1,000      -

  Total Current Assets                                  56,055      73,261

OTHER ASSETS

 Horses                                                 52,500      52,500

  Total Other Assets                                    52,500      52,500

  TOTAL ASSETS                            $            108,555 $   125,761

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $             14,869 $    11,289
 Accrued interest                                       79,546      71,488
 Advances from stockholders                             14,385      14,385
 Notes payable                                         408,500     408,500

  Total Current Liabilities                            517,300     505,662

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized; 6,725,372 shares issued and outstanding   67,254      67,254
 Additional paid-in capital                          2,588,624   2,588,624
 Accumulated deficit prior to the development stage (2,330,609) (2,330,609)
 Deficit accumulated during the development stage     (734,014)   (705,170)

  Total Stockholders' Equity (Deficit)                (408,745)   (379,901)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $            108,555 $   125,761

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                              (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Three Months Ended    1991 to
                                          March 31,            March 31,
                                       2000        1999          2001
REVENUES

 Sales                        $             -      $     -      $  293,465
 Cost of Sales                              -            -         241,456

 Gross Profit (Deficit)                     -            -          52,009

EXPENSES

 General and administrative                 20,786         647     497,502

  Total Expenses                            20,786         647     497,502

NET LOSS FROM OPERATIONS                   (20,786)       (647)   (445,493)

OTHER INCOME (EXPENSE)

 Write-down of goodwill                     -             -       (306,761)
 Interest income                            -             -             58
 Interest expense                           (8,058)       -        (52,761)

  Total Other Income (Expense)              (8,058)       -       (359,464)

MINORITY INTEREST                           -             -         70,943

NET LOSS                      $            (28,844) $      (647)$ (734,014)

BASIC LOSS PER SHARE          $              (0.00) $     (0.00)

BASIC WEIGHTED AVERAGE SHARES            6,725,372    6,232,632

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in
Accumulated
                                  Shares       Amount   Capital     Deficit


Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443$(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -          (72)

Balance, December 31, 1991         323,866     3,239   2,321,443 (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -       (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443 (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -       (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443 (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -      (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443 (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -


Net loss for the year ended
 December 31, 1995                     -         -           -       (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628 (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -

Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -       (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228  (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -       (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228  (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -

Capital recognized from subsidiary     -         -        87,798         -

Net loss for the year ended
 December 31, 1999                     -         -            -     (26,929)

Balance, December 31, 1999       6,315,372    63,154   2,490,224 (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share (unaudited)              350,000     3,500      84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600      14,400         -

Net loss for the year
ended December 31, 2000                -         -           -     (475,133)

Balance, December 31, 2000       6,725,372  $ 67,254  $2,588,624$(3,035,779)

Net loss for the three months
 ended March 31, 2001 (unaudited)      -         -           -      (28,844)

Balance, March 31, 2001
(unaudited)                      6,725,372 $  67,254  $2,588,624$(3,064,623)

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Three Months Ended    1991 to
                                          March 31,            March 31,
                                       2000        1999          2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $  (28,844)   $    (647)     $ (734,014)
Reconciliation of net loss to cash
provided (used) in operating
activities:
  Common stock issued in lieu of
  services rendered and offset of
  advances                                -            -            92,300
  Amortization expense                    -            -             1,280
  Minority interest                       -            -           (53,173)
Change in operating assets and
liabilities:
  (Increase) decrease in prepaid
   expenses                               -            -             1,920
  Increase (decrease) in accounts
   receivable                          (1,000)         -            (1,754)
  Increase (decrease) in accounts
   payable                              3,580          314          32,770
  (Increase) decrease in accrued
   expenses                             8,058          -            90,426
  Increase (decrease) in advances from
   stockholders                           -            -            14,385

        Net Cash Provided (Used) by
        Operating Activities          (18,206)        (333)       (555,860)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                  -            -           (69,400)
 (Increase) decrease of horses            -            -          (123,200)

        Net Cash Provided (Used) by
        Investing Activities              -            -          (192,600)

CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury       -            -           (23,025)
 Proceeds from notes payable - related
  parties                                 -            -           618,500
 Payments on notes payable - related
  parties                                 -            -           (45,000)
 Payment of dividend                      -            -            (6,400)
 Cash from minority shareholders          -            -           101,940
 Cash from sales of stock                 -            -           157,500

        Net Cash Provided (Used) from
        Financing  Activities      $      -      $     -          $803,515

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Three Months Ended    1991 to
                                          March 31,            March 31,
                                       2000        1999          2001
NET CHANGE IN CASH                  $  (18,206)  $    (333)   $  55,055

CASH AT BEGINNING OF PERIOD             73,261       7,295          -

CASH AT END OF PERIOD               $   55,055   $   6,962    $  55,055

CASH PAID FOR:

Interest                            $      -     $     -      $   1,333
Income taxes                        $      -     $     -      $     -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                            $      -     $     -      $  47,300
Common stock returned and canceled  $      -     $     -      $     195
Capital recognized from Subsidiary  $      -     $     -      $  87,798

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

       The Company has experienced losses totaling $734,014 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $408,745 at March 31, 2001. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of March 31, 2001, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

          On November 15, 2000, Waterbury entered into a Reorganization Plan and Agreement ("Reorganization Agreement") with Beijing Orient LegendMaker Software Development Co., a company formed under the laws of the People's Republic of China ("OLM"), and the holders of approximately 65% of the issued and outstanding capital shares of OLM (the "OLM Majority Shareholders"), pursuant to which Waterbury had agreed to acquire such OLM Majority Shareholders' shares for shares of Waterbury. The Reorganization Agreement contemplated Waterbury acquiring the remaining 35% of the issued and outstanding shares of OLM from its shareholders, thereby making OLM a wholly-owned subsidiary of Waterbury (the "Reorganization"). Following the resolution of various international regulatory concerns to the satisfaction of the parties' counsel, the Reorganization Agreement was amended on March 9, 2001 (the "First Amendment"), and all of the terms of the Reorganization were finally agreed upon by the parties. See the 8-K Current Report of the Company dated March 9, 2001, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See Item 7.

Results of Operations.
----------------------

         During the quarterly period ended March 31, 2001, the Company had $0 in revenues.

          Taking into account general and administrative expenses of $20,786 and interest expense of $8,058, the Company had a net loss from operations of ($28,844) during this period, as compared to a net loss from operations of ($647) during the quarterly period ended March 31, 2000.

Liquidity.
----------

         The Company had $55,055 in cash for the period ended March 31, 2001. During the period ended September 30, 2000, the Company and its subsidiaries had total expenses of $28,844, while receiving $0 in revenues. Liquidity has primarily been provided by sales of "restricted securities."

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

               8-K Current Report dated March 9, 2001.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     G/O INTERNATIONAL, INC.


Date: May 18, 2001                   By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer