Form 10QSB
period 2001-06-30
G/O INTERNATIONAL INC
filed 2001-08-14
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                               June 30, 2001

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2001 and December 31, 2000

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                                 June 30,      December 31,
                                                   2001        2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $             21,654 $    73,261
 Accounts receivable                                     1,000      -

  Total Current Assets                                  22,654      73,261

OTHER ASSETS

 Horses                                                 52,500      52,500

  Total Other Assets                                    52,500      52,500

  TOTAL ASSETS                            $             75,154 $   125,761


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                         $              2,033 $    11,289
 Accrued interest                                       95,752      71,488
 Advances from stockholders                             14,385      14,385
 Notes payable                                         408,500     408,500

  Total Current Liabilities                            520,670     505,662

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized; 6,725,372 shares issued and outstanding   67,254      67,254
 Additional paid-in capital                          2,588,624   2,588,624
 Accumulated deficit prior to the development stage (2,330,609) (2,330,609)
 Deficit accumulated during the development stage     (770,785)   (705,170)

  Total Stockholders' Equity (Deficit)                (445,516)   (379,901)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $             75,154 $   125,761

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                              (Unaudited)
                                                                     >From

                                                                 Inception on
                                  For the          For the         January 1,
                             Six Months Ended Three Months Ended 1991 Through
                                  June 30,         June 30,         June 30,
                           2001          2000    2001       2000      2001

REVENUES

  Sales                   $     -    $      -    $     -  $     -  $  293,465
  Cost of Sales                 -           -          -        -     241,456

  Gross Profit                  -           -          -        -      52,009

EXPENSES

  General and
  administrative             49,409       6,118     28,623    5,471   526,123

    Total Expenses           49,409       6,118     28,623    5,471   526,123

NET LOSS FROM OPERATIONS    (49,409)     (6,118)   (28,623)  (5,471) (474,114)

OTHER INCOME (EXPENSE)

  Write-down of goodwill        -           -          -        -    (306,761)
  Interest income               -           -          -        -          58
  Interest expense          (16,206)        -       (8,150)     -     (60,911)

     Total Other Income
     (Expense)              (16,206)        -       (8,150)     -    (367,614)

MINORITY INTEREST               -           -          -        -      70,943

NET LOSS                 $  (65,615)  $  (6,118) $ (36,773) $(5,471)$(770,785)

BASIC LOSS PER SHARE     $    (0.00)  $   (0.00) $   (0.00) $ (0.00)

BASIC WEIGHTED AVERAGE
 SHARES                   6,725,372    6,315,372  6,725,372  6,725,372

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,443$(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -          (72)

Balance, December 31, 1991         323,866     3,239   2,321,443 (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -       (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,443 (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -       (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,443 (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, 1,500,000
 shares at $0.01 per share on
 May 6, 1994                     1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -      (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,443 (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Balance forward                  1,955,372  $ 19,554  $2,321,626$(2,358,175)

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  1,955,372  $ 19,554  $2,321,626$(2,358,175)

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -


Net loss for the year ended
 December 31, 1995                     -         -           -       (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,628 (2,362,270)

Issuance of 2,000,000 shares
 for cash, March 12, 1996
 at $0.01                        2,000,000    20,000        -            -

Issuance of 50,000 shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -       (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,228  (2,387,780)

Issuance of 40,000 shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of 60,000 shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -       (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,228  (2,430,601)

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,135,372    61,354  2,339,228  (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -

Capital recognized from subsidiary     -         -        87,798         -

Net loss for the year ended
 December 31, 1999                     -         -            -     (26,929)

Balance, December 31, 1999       6,315,372    63,154   2,490,224 (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share (unaudited)              350,000     3,500      84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600      14,400         -

Net loss for the year
ended December 31, 2000                -         -           -     (475,133)

Balance, December 31, 2000       6,725,372  $ 67,254  $2,588,624$(3,035,779)

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372 $ 67,254  $2,588,624 $(3,035,779)

Net loss for the six months
 ended June 30, 2001 (unaudited)       -        -           -       (65,615)

Balance, June 30, 2001
 (unaudited)                     6,725,372 $ 67,254  $2,588,624 $(3,101,394)

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                      >From

                                                                 Inception on
                                                                   January 1,
                                    For the Six Months Ended        1991 to
                                           June 30,                 June 30,
                                       2001            2000          2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                $  (65,615)    $ (6,118)  $ (770,785)
Reconciliation of net loss to cash
provided (used) in operating activities:
 Common stock issued in lieu of services
 rendered and offset of advances               -            -         92,300
 Amortization expense                          -            -          1,280
 Minority interest                             -            -        (53,173)
Change in operating assets and liabilities:
 (Increase) decrease in prepaid expenses       -            -          1,920
 Increase (decrease) in accounts receivable (1,000)         -         (1,754)
 Increase (decrease) in accounts payable    (9,256)        (120)      19,934
 (Increase) decrease in accrued expenses    24,264          -        106,632
 Increase (decrease) in advances from
  stockholders                                 -            -         14,385

     Net Cash Provided (Used) by
     Operating Activities                  (51,607)      (6,238)    (589,261)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                       -            -        (69,400)
 (Increase) decrease of horses                 -            -       (123,200)

    Net Cash Provided (Used) by
    Investing Activities                       -            -       (192,600)

CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury            -            -        (23,025)
 Proceeds from notes payable - related
  parties                                      -            -        618,500
 Payments on notes payable - related parties   -            -        (45,000)
 Payment of dividend                           -            -         (6,400)
 Cash from minority shareholders               -            -        101,940
 Cash from sales of stock                      -            -        157,500

     Net Cash Provided (Used) from
     Financing Activities               $      -       $    -     $  803,515

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                      >From

                                                                 Inception on
                                                                   January 1,
                                    For the Six Months Ended        1991 to
                                           June 30,                 June 30,
                                       2001            2000          2001
NET CHANGE IN CASH                      $   (51,607)   $  (6,238) $   21,654

CASH AT BEGINNING OF PERIOD                  73,261        7,295         -

CASH AT END OF PERIOD                    $   21,654  $     1,057    $ 21,654

CASH PAID FOR:

  Interest                               $      -    $       -      $  1,333
  Income taxes                           $      -    $       -      $    -

NON-CASH ITEMS

  Common stock issued in lieu of services
   rendered and offset of advances       $      -    $       -      $ 47,300
  Common stock returned and canceled     $      -    $       -      $    195
  Capital recognized from Subsidiary     $      -    $       -      $ 87,798

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

       The Company has experienced losses totaling $770,785 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $445,516 at June 30, 2001. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of June 30, 2001, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

          On November 15, 2000, Waterbury entered into a Reorganization Plan and Agreement ("Reorganization Agreement") with Beijing Orient LegendMaker Software Development Co., a company formed under the laws of the People's Republic of China ("OLM"), and the holders of approximately 65% of the issued and outstanding capital shares of OLM (the "OLM Majority Shareholders"), pursuant to which Waterbury had agreed to acquire such OLM Majority Shareholders' shares for shares of Waterbury. The Reorganization Agreement contemplated Waterbury acquiring the remaining 35% of the issued and outstanding shares of OLM from its shareholders, thereby making OLM a wholly-owned subsidiary of Waterbury (the "Reorganization"). Following the resolution of various international regulatory concerns to the satisfaction of the parties' counsel, the Reorganization Agreement was amended on March 9, 2001 (the "First Amendment"), and all of the terms of the Reorganization were finally agreed upon by the parties. See the 8-K Current Report of the Company dated March 9, 2001, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See Item
7. Certain conditions to the satisfaction of this Reorganization have not yet been satisfied, and there is no assurance that the Reorganization will be completed.

Results of Operations.
----------------------

The Three Months Ended June 30, 2001 As Compared to June 30, 2000
-----------------------------------------------------------------

         During the quarterly period ended June 30, 2001, the Company had $0 in revenues.

          Taking into account general and administrative expenses of $28,623 and interest expense of $8,150, the Company had a net loss from operations of ($36,773) during this period, as compared to a net loss from operations of ($5,471) during the quarterly period ended June 30, 2000.

The Six Months Ended June 30, 2001 As Compared to June 30, 2000
---------------------------------------------------------------

         During the six months ended June 30, 2001, the Company had $0 in revenues.

          Taking into account general and administrative expenses of $49,409 and interest expense of $16,206, the Company had a net loss from operations of ($65,615) during this period, as compared to a net loss from operations of ($6,118) during the six months ended June 30, 2000.

Liquidity.
----------

         The Company had $21,654 in cash for the period ended June 30, 2001. During the period ended June 30, 2001, the Company and its subsidiaries had total expenses of $65,615, while receiving $0 in revenues. Liquidity has primarily been provided by sales of "restricted securities."

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

                                     G/O INTERNATIONAL, INC.


Date: 8/14/01                        By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer