Form 10KSB
period 2001-12-31
G/O INTERNATIONAL INC
filed 2002-04-15
CIK 928447

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2001
- $12,300.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

    April 1, 2002 - $19,503. There are approximately 1,950,372 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.01 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                             N/A

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           April 1, 2002

                             8,185,372


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13, Part III.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

        On February 20, 2002, the Company entered into a Memorandum of Understanding with PDH International, Inc., a Georgia corporation ("PDH"), and the holders of approximately 70% of the issued and outstanding shares of PDH (the "PDH Majority Shareholders"), pursuant to which the Company agreed to acquire the shares of the PDH Majority Shareholders in exchange for shares of the Company. The Company intends to acquire the remaining 30% of the issued and outstanding shares of PDH from its respective shareholders, thereby making PDH a wholly-owned subsidiary of the Company (the "Reorganization"). For more information on this Memorandum of Understanding, see the 8-K Current Report dated February 20, 2002 and filed March 6, 2002 and which are incorporated herein by reference. See Item 13, Part III.

         For a discussion of the business development of the Company for the years ended December 31, 2000 and 1999, see the 10-KSB Annual Reports of the Company for the years then ended, filed April 18, 2000, and March 30, 2001, respectively, and incorporated herein by reference. See Item 13, Part III.

Business.
---------

          The Company has had no business operations since approximately December 15, 1989, except those of its majority-owned subsidiary, Waterbury Resources, Inc. ("Waterbury"). Waterbury is engaged in the business of purchasing, training and selling thoroughbred horses in the United States and Europe. Horses are purchased and sold at public auction, some of which are in foal, at various times of their lives. The purchase price is largely dependent upon age, training and pedigree. All of these activities are conducted through independent contractors acting of the Company's behalf, and the Company has no employees. Horses are usually purchased as yearlings, and sold at two years, following training.

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

          Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     *    with a price of less than five dollars per share;

     *    that are not traded on a "recognized" national exchange;

     * whose prices are not quoted on the NASDAQ automated quotation system; or

     * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

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

          Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

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

Item 2.  Description of Property.
         ------------------------

          Other than cash of approximately $1,719 at December 31, 2001, the Company has no assets or property; the Company's principal executive office address and telephone number are the business office address and telephone number of its President, Jack L. Burns, and are provided at no cost.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 2001, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          There has been no "established public market" for shares of the Company's common stock during the past five years. On or about September 1, 1995, the Company obtained a listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("the NASD") under the trading symbol "GOII." However, except as shown below, no bid or asked quotations have been reflected since that time. There can be no assurance that a public market for the Company's securities will develop.

          The range of high and low bid quotations for the Company's common stock during the each quarter of the calendar years ended December 31, 1999, 2000 and 2001, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 1999                          0.75                0.75

June 30, 1999                           0.75                0.625

September 30, 1999                      0.625               0.625

December 31, 1999                       0.625               0.625

March 31, 2000                          0.625               0.625

June 30, 2000                           0.625               0.375

September 30, 2000                      0.375               0.375

December 31, 2000                       0.5625              0.3125

March 31, 2001                          0.4375              0.40625

June 30, 2001                           0.51                0.32

September 30, 2001                      0.32                0.32

December 31, 2001                       0.32                0.32

Recent Sales of Restricted Securities.
--------------------------------------

          Future sales of any of these "restricted securities" or any securities that may be issued in the future may have an adverse effect on any public market that may develop in the common stock of the Company.


Name                   Number of Shares        Date            Consideration
----                   ----------------        ----            -------------

Officers and directors      60,000             10/29/99         Services

various subscribers(1)      40,000             10/29/99         $ 10,000

2 subscribers under Rule
506                        350,000              7/31/00         $87,500

Officers and directors      60,000             10/29/00         Services

Officers and directors      60,000             10/29/01         Services

George Jarkesy           1,400,000              12/4/01(2)      Exchange of
                                                                200,000
                                                                warrants
                                                                valued at
                                                                $50,000

     (1) The following are the subscribers: Yankee Investments Ltd., 15,000 shares; Charlie Investments Ltd., 15,000 shares; Gordian Investments Ltd., 3,500 shares; Huggermugger Limited, 3,500 shares; Cicero Cinzano Ltd., 2000 shares; Fairweather Securities Ltd., 500 shares; Q-Marq Securities Ltd., 500 shares.

     (2) These shares were acquired in exchange for other securities of the Company that were issued on July 1, 2000, and therefore, the holder is allowed to "tack" his holding period to the holding period of the prior securities; accordingly, these securities are currently re-saleable under Rule 144.

          No assurance can be given that any public market will develop in the common stock of the Company, or if any such public market does develop, that it will continue or be sustained for any period of time.

Holders.
--------

          The number of record holders of the Company's common stock as of March 8, 2002, was approximately 766.

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

          During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining its good standing in the State of Colorado. Management anticipates that the Company's current cash reserves of approximately $1,719 will be insufficient to pay for its administrative expenses for the next 12 months. In the event that additional funding is required in order to keep the Company in good standing, it may attempt to raise such funding through a private placement of its common stock to "accredited investors" or "sophisticated investors."

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

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 2001, and 2000, were $12,300 and $104,040, respectively.

          The Company had a net loss of $171,130 during the year ended December 31, 2001, and a net loss of $475,133 (equal to $0.07 per share loss) for the year ended December 31, 2000.

Liquidity.
----------

          During the year ended December 31, 2001, the Company and its subsidiaries had total expenses of $101,700, while receiving $12,300 in revenues; the Company received $104,040 in revenues, with total expenses of $123,155 during the year ended December 31, 2000. During the year ended December 31, 2000, the Company raised $87,500 from the sale of 350,000 shares of "restricted securities" (common stock).

          The Company has authorized a limited offering of 300,000 shares of "restricted securities" of the Company's common stock at a price of $0.10 per share. The offer and sale of these securities is limited to "accredited investors," or "sophisticated investors." The Company's President, Jack L. Burns, is authorized to solicit the offer and sale of these securities. As of the date of this Report, no shares have been sold.

Item 7.   Financial Statements.
          ---------------------

          Consolidated Financial Statements for the year ended
          December 31, 2001

          Independent Auditor's Report

          Consolidated Balance Sheet - December 31, 2001

          Consolidated Statements of Operations for the years ended December 31, 2001, and 2000, and from inception on January 1, 1991 to December 31, 2001

          Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 1991 to December 31,
          2001
          Consolidated Statements of Cash Flows for the years ended December 31, 2001, and 2000, and from inception on January 1, 1991 to December 31, 2001

          Notes to Consolidated Financial Statements

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001

                             CONTENTS



Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations  . . . . . . . . . . . .  5

Consolidated Statements of Stockholders Equity (Deficit) . . .  6

Consolidated Statements of Cash Flows  . . . . . . . . . . . . 10

Notes to the Consolidated Financial Statements . . . . . . . . 12

                   INDEPENDENT AUDITORS' REPORT

Directors and Stockholders
G/O International, Inc.
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of G/O International, Inc. (a development stage company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from inception of the development stage (January 1, 1991) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G/O International, Inc. (a development stage company) at December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and from inception of development stage (January 1, 1991) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, the Company is in the development stage and has limited assets, limited working capital, and has sustained losses during its development stage and has capital deficiencies which together raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 21, 2002

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                                                             December 31,
                                                              2001
CURRENT ASSETS

 Cash                                                $              1,719
 Accounts Receivable                                               12,300

  Total Current Assets                                             14,019

  TOTAL ASSETS                                       $             14,019


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $             16,997
 Accrued interest                                                 104,168
 Advances from stockholders (Note 5)                               14,385
 Notes payable-Related Parties (Note 7)                           408,500

  Total Current Liabilities                                       544,050

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares authorized:
  8,185,372 shares issued and outstanding                          81,854
 Additional paid-in capital                                     2,595,024
 Accumulated deficit prior to the development stage            (2,330,609)
 Deficit accumulated during the development stage                (876,300)

  Total Stockholders' Equity (Deficit)                           (530,031)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $   14,019

                                4
The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                   From
                                                                Inception on
                                                                 January 1,
                                  For the Years Ended             1991 to
                                      December 31,             December 31,
                                       2001         2000           2001
REVENUES

 Sales                        $             12,400 $   104,040  $  305,765
 Cost of Sales                              52,500     117,326     293,956

 Gross Profit (Deficit)                    (40,200)    (13,286)     11,809

EXPENSES

 General and administrative                101,700     123,155     578,416

  Total Expenses                           101,700     123,155     578,416

NET LOSS FROM OPERATIONS                  (141,900)   (136,441)   (566,607)

OTHER INCOME (EXPENSE)

 Horse Winnings                              3,450       -           3,450
 Write-down of goodwill                        -      (306,761)   (306,761)
 Interest income                               -         -              58
 Interest expense                          (32,680)    (31,931)    (77,383)

  Total Other Income (Expense)             (29,230)   (338,692)   (380,636)

MINORITY INTEREST                           -            -          70,943

NET LOSS                      $           (171,130) $ (475,133) $ (876,300)

BASIC LOSS PER SHARE          $              (0.02) $    (0.07)

BASIC WEIGHTED AVERAGE SHARES            6,839,290   6,472,011

                                5
The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,441 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)

Balance, December 31, 1991         323,866     3,239   2,321,441  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)

Balance, December 31, 1992         323,866     3,239   2,321,441  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)

Balance, December 31, 1993         323,866     3,239   2,321,441  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, at $0.01
 per share on May 6, 1994        1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)

Balance, December 31, 1994       1,973,866    19,739   2,321,441  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -

Balance forward                  1,955,372  $ 19,554  $2,321,626 $(2,358,175)
                                6

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  1,955,372  $ 19,554  $2,321,626 $(2,358,175)

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)

Balance, December 31, 1995       3,985,372    39,854   2,321,626  (2,362,270)

Issuance of shares
 for cash on March 12, 1996
 at $0.01                        2,000,000    20,000        -            -

Issuance of shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

Balance, December 31, 1996       6,035,372    60,354  2,315,226   (2,387,780)

Issuance of shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of shares for
 services on October 29, 1997
 at $0.25 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,226   (2,430,601)
                                7

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,135,372    61,354  2,339,226   (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)

Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -

Capital recognized from subsidiary     -         -        87,798         -

Net loss for the year ended
 December 31, 1999                     -         -            -      (26,929)

Balance, December 31, 1999       6,315,372    63,154   2,490,224  (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share                          350,000     3,500      84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600      14,400         -

Net loss for the year
ended December 31, 2000                -         -           -      (475,133)

Balance, December 31, 2000       6,725,372  $ 67,254  $2,588,624 $(3,035,779)
                                8

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372    67,254  2,588,624  $(3,035,779)

Issuance of shares for services
on October 29, 2001 at $0.35 per
share                               60,000       600     20,400

Issuance of shares from exercise
of warrants previously paid for
on December 4, 2001 (Note 6)     1,400,000    14,000    (14,000)         -

Net loss for the year ended
December 31, 2001                      -         -          -       (171,130)

Balance, December 31, 2001       8,185,372  $ 81,854 $2,595,024  $(3,206,909)
                                9
The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                                    From
                                                                Inception on
                                                                 January 1,
                                  For the Years Ended             1991 to
                                      December 31,             December 31,
                                       2001         2000           2001
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                          $ (171,130)   $  (475,133)  $(876,300)
   Reconciliation of net loss to cash
   (used) in operating activities:
     Common stock issued in lieu of
     services rendered and offset of
     advances                            21,000         15,000     113,300
     Amortization expense                     -              -       1,280
     Minority interest                        -              -     (53,173)
   Change in operating assets and
   liabilities:
     (Increase) decrease in prepaid
     expenses                                 -              -       1,920
     (Increase) decrease in accounts
     receivable                         (12,301)             -     (13,055)
     Increase (decrease) in accounts
     payable                              5,708         11,111      34,898
     (Increase) decrease in accrued
     expenses                            32,680         71,488     115,048
     Increase (decrease) in advances
     from stockholders                        -              -      14,385

        Net Cash (Used) by
        Operating Activities           (124,043)      (337,534)   (661,697)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                      -              -     (69,400)
 (Increase) decrease of horses           52,500        (52,500)    (70,700)

        Net Cash Provided (Used) by
        Investing Activities             52,500        (52,500)   (140,100)

CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury           -              -     (23,025)
 Proceeds from notes payable -
  related parties                             -        408,500     618,500
 Payments on notes payable - related
  parties                                     -              -     (45,000)
 Payment of dividend                          -              -      (6,400)
 Cash from minority shareholders              -              -     101,940
 Cash from sales of stock                     -         87,500     157,500

        Net Cash Provided from
        Financing Activities           $      -       $496,000   $ 803,515
                                10
The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                                    From
                                                                Inception on
                                                                 January 1,
                                  For the Years Ended             1991 to
                                      December 31,             December 31,
                                       2001         2000           2001
NET CHANGE IN CASH                 $     (71,543)  $    65,966 $  1,718

CASH AT BEGINNING OF PERIOD               73,261         7,295        -

CASH AT END OF PERIOD              $       1,718   $    73,261 $  1,718

CASH PAID FOR:

  Interest                         $           -  $         -  $  1,333
  Income taxes                     $           -  $         -  $      -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                           $      21,000  $    15,000  $113,300
Common stock returned and canceled $           -  $         -  $    195
Capital recognized from Subsidiary $      87,798  $         -  $ 87,798

                                11
The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000

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

       Income Taxes - Income taxes have been provided on financial statement income. There are no deferred income taxes arising from timing differences which result from income and expense items being reported for financial accounting and tax reporting purposes in different periods (see Note 9).

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


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

NOTE 3 - INVESTMENT IN THOROUGHBRED HORSES

       The Company=s investment in thoroughbred horses are stated at the lower of cost or market plus applicable carrying costs. At December 31, 2001, only one foal remains in the care of the company of which no value has been assigned.

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

NOTE 5 - ADVANCES FROM STOCKHOLDERS
       Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear no interest and are repayable on demand as funds become available. Total advances amounted to $14,385 at December 31, 2001 and 2000.

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


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

       On October 29, 2001, the Company issued 60,000 shares of its common stock for services valued at $21,000 or $0.35 per share.

       On May 10, 2001, a shareholder exercised 200,000 warrants previously paid for in cash at $0.25 per share or $50,000. Upon exercise of warrants shares of the Company's $0.01 par value stock were issued on a net issuance basis. The number of shares issued on a net issuance basis was determined by dividing the cash exercise price by the closing ask price on the day of exercise and subtracting by one. As a net result 1,400,000 shares were issued.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


NOTE 7 - NOTES PAYABLE
                                                           December 31,
                                                               2000

       Notes payable consisted of the following:

       Note payable to Solar International, Ltd. (a related party), dated at various dates, bearing interest at 8% fixed
        interest rate, unsecured and due on demand.   $            203,500

       Note payable to Taipei Investments, Ltd. (a related party), dated at various dates, bearing interest at 8% fixed
        interest rate, unsecured and due on demand.                205,000

             Total notes payable                                   408,500

             Less: current portion                                (408,000)
             Total Long-term Debt                     $             -

       Maturities of long-term debt are as follows:

       Years Ending December 31,

             2002                                     $            408,500
             2003                                                   -
             2004                                                   -
             2005                                                   -
             2006                                                   -
             2007 and thereafter                                    -

             Total                                    $            408,500

NOTE 8 - RELATED PARTY TRANSACTIONS

       The President of the Company provides office space and other clerical services at no cost to the Company.

NOTE 9 - INCOME TAX

       During 1993 the Company adopted Statement of financial Accounting Standards No.109 - "Accounting for income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


NOTE 9 - INCOME TAX (Continued)

       In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under APB Opinion No. 11. Under SFAS 109, in the year of adoption, previously reported results of operations for that year should be restated to reflect the effects of applying SFAS 109, and the cumulative effect of adoption on prior years' results of operations
       should be shown in the income statement in the year of change   It
       was determined that there was no cumulative effect on the prior year earnings. For tax purposes, the Company had available December 31, 2001, net operating loss ("NOL") carry forwards for regular Federal Income Tax purposes of an estimated $444,454. A valuation, allowance has been established for estimated tax benefits of the loss carry overs which are not expected to be realized.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                 For the Years Ended
                                                     December 31,
                                                    2001        2000

       Income tax benefit at statutory rate       $   57,050 $  174,851
       Change in valuation allowance                 (57,050)  (174,851)

                                                  $        -  $       -

       Deferred tax assets (liabilities) are comprised of the following:

                                               For the Years Ended
                                                     December
31,
                                                    2001          2000
       Income tax benefit at statutory rate       $  168,893  $ 111,843
       Change in valuation allowance                (168,893)  (111,843)

                                                  $        -  $       -

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 10 - GOING CONCERN

       The Company has experienced losses totaling $1,226,300 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders= deficit of $530,031 at December 31, 2001. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000


NOTE 10 - GOING CONCERN (Continued)

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

NOTE 11 - EQUITY INVESTMENT

       In March of 1999, there was a 504 offering of the shares of the Company=s subsidiary, Waterbury Resources, Inc. (Waterbury). Prior to the stock offering, there were 1,014,000 outstanding shares of Waterbury, 513,999 of which were owned by the Company (approximately 50%), and the remainder of which are owned by eight foreign corporations organized under the laws of the Cayman Island, BWI. With 200,000 shares being sold pursuant to the offering, there were 1,214,000 outstanding shares, and Waterbury was no longer a majority owned subsidiary of the Company.

       As of December 31, 1999, the Company owned 42% of Waterbury Resources, Inc. As such, Waterbury has not been consolidated in the December 31, 1999 financial statements. The equity investment has been recorded at zero. The Company recorded an addition to additional paid-in capital of $87,798 in conjunction with the non-consolidation of Waterbury.

       As of December 31, 2001, the Company owned 50.49% of Waterbury Resources, Inc. due to the purchase of 200,000 shares of common stock. Accordingly, Waterbury is fully consolidated in the December 31, 2001 financial statements.

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

Business Experience.
--------------------

          Jack L. Burns, President, Treasurer and Director. Mr. Burns, age 72, graduated from the University of Florida in 1959 with a Master of Science degree in Engineering. He spent 26 years with Exxon Corporation, holding various senior management positions in the U.S., Australia, Far East and Middle East. At the time of his election to retire, he was Vice President of Esso Middle East, a wholly-owned subsidiary of Exxon Corporation. Since retiring in 1985, Mr. Burns has been a private investor and has been engaged in charitable activities as a National Trustee of the Society of St. Vincent de Paul.

          Michael L. Caswell, Vice President, Secretary and Director. Mr. Caswell is 54 years of age. He graduated from Texas A & M University in 1970 with a Bachelor of Science degree in Petroleum Engineering. He has been the President of CasKids Operating Company (Houston, Texas) since August 1983. CasKids is engaged in the oil and gas business. Mr. Caswell is responsible for the engineering, geological engineering and management of CasKids and the properties it operates.

          Sam Bono, Director. Mr. Bono, age 65, is a graduate of the University of Florida. For the last five years, he has been the owner and sole proprietor of the Direct Sales Company of Houston, Texas, a firm that specializes in the sale and distribution of industrial supplies.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of the Company's directors (Jack L. Burns; Michael L.
Caswell; and Sam Bono) will file a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission shortly after the date of filing of this Report. These filings will be made in connection with each person's acquisition of 20,000 shares of "restricted securities" (common stock) in consideration of services rendered. See the heading "Executive Compensation," Item 10, Part III.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)         (h)    (i)

                                              Secur-
                                              ities              All
Name and   Year or               Other  Rest- Under-       LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying        Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options      outs  ensat'n
------------------------------------------------------------------------

Jack L.       12/31/01  -0-  -0-  -0-   20000   -0-        -0-  -0-
Burns         12/31/00  -0-  -0-  -0-   20000   -0-        -0-  -0-
Pres.
Treasurer
and Director

Sam Bono      12/31/01  -0-  -0-  -0-   20000   -0-        -0-  -0-
Director      12/31/00  -0-  -0-  -0-   20000   -0-        -0-  -0-

Michael L.    12/31/01  -0-  -0-  -0-   20000   -0-        -0-  -0-
Caswell       12/31/00  -0-  -0-  -0-   20000   -0-        -0-  -0-
Vice Pres.,
and Director

(1) Each of the Company's directors was issued 20,000 shares of "restricted securities" (common stock) during the calendar years ended December 31, 2000 and 2001, for services rendered during those years, at $0.35 per share during 2001 and at $0.25 per share during 2000.

Bonuses and Deferred Compensation.
----------------------------------

          None.

Compensation Pursuant to Plans.
-------------------------------

          None.

Pension Table.
--------------

          None; not applicable.

Other Compensation.
-------------------

          None.

Compensation of Directors.
--------------------------

          At a special meeting of the Company's Board of Directors, held October 4, 1995, the Board of Directors unanimously resolved to pay to each director of the Company 10,000 shares of "restricted securities" (common stock) valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, the Board of Directors resolved to increase the amount of annual compensation to 20,000 shares of "restricted securities" (common stock,), valued at $0.01 per share. As of the date of this Report, 100,000 "unregistered" and "restricted" shares have been issued to each of the following directors of the Company, pursuant to this resolution: Jack L. Burns; Michael L.
Caswell; and Sam Bono; however, the shares issued during the year ended December 31, 2000, were valued at $0.25 per share and the shares issued during the year ended December 31, 2001, were valued at $0.35 per share to coincide with the cash price of other securities sold by the Company at that time.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:


                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially
Owned
----------------            --------            ----------------------------

David M. Klausmeyer           9.5%                         780,000
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.         9.5%                         780,000
11440 W. Bernardo Ct., #300
San Diego, California  92127

Charlie Investments, Ltd.    18.8%                       1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.     18.8%                       1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

George R. Jarkesy            19.5%                       1,600,000
5902 Havenwoods Dr.
Houston, Texas 77066
                             -----                       ---------
     Totals:                 76.1%                       6,235,000


          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report:



                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned*
----------------           --------
-------------------------------


Jack L. Burns                1.5%                          120,350
11849 Wink
Houston, Texas  77024

Michael L. Caswell           1.8%                          150,000*
3637 W. Alabama, #400
Houston, Texas  77027

Sam Bono                     1.5%                          120,000
11949 FM 3005, #403
Galveston, Texas  77554
                             ----                          -------
All directors and executive
officers as a group          4.8%                          390,350
(3 persons)

          * 30,000 of these shares are held in the name of M.L. Caswell Investments, which is a "doing business as" name of Mr. Caswell.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as set forth under the heading "Compensation of Directors" of the caption "Executive Compensation," in Item 10, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          Except as set forth under the heading "Compensation of Directors" of the caption "Executive Compensation," in Item 10, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.
                                14
5
Indebtedness of Management.
---------------------------

          Except as set forth under the heading "Compensation of Directors" of the caption "Executive Compensation," Item 10, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

         None; not applicable.

Transactions with Promoters.
----------------------------

          Except as set forth under the heading "Compensation of Directors" of the caption "Executive Compensation," Item 10, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K.

          8-K Current Report dated March 9, 2001, as amended.**

          8-K Current Report dated February 20, 2002.**

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB for the      Parts I, II and II
calendar year ended December 31, 2000**

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

                                    G/O INTERNATIONAL, INC.


Date: 3/27/02                       By/s/Jack L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    G/O INTERNATIONAL, INC.


Date: 3/27/02                       By/s/Jack L. Burns
      -------------                     ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer



Date: 4/15/02                        By/s/Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary


Date: 4/11/01                        By/s/Sam Bono
      ------------                      ----------------------
                                        Sam Bono, Director