Form 10QSB
period 2002-03-31
G/O INTERNATIONAL INC
filed 2002-05-20
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                             March 31, 2002

                    Common Voting Stock - 8,815,372 shares


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

              G/O INTERNATIONAL, INC., AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2002 and December 31, 2001

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                                  March 31,    December 31,
                                                   2002        2001
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                              $     8,016   $     1,719
 Accounts receivable                                         -        12,300
                                                   -----------   -----------
  Total Current Assets                                   8,016        14,019
                                                   -----------   -----------
  TOTAL ASSETS                                     $     8,016   $    14,019
                                                   ===========   ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $    25,752   $    16,997
 Accrued interest                                      112,226       104,168
 Advances from stockholders                             14,385        14,385
 Notes payable                                         408,500       408,500
                                                   -----------   -----------
  Total Current Liabilities                            560,863       544,050
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized; 8,815,372 shares issued and outstanding   81,854        81,854
 Additional paid-in capital                          2,595,024     2,595,024
 Accumulated deficit prior to the development stage (2,330,609)   (2,330,609)
 Deficit accumulated during the development stage     (899,116)     (876,300)
                                                   -----------   -----------
  Total Stockholders' Equity (Deficit)                (552,847)     (530,031)
                                                   -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $     8,016   $    14,019
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                              (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Three Months Ended    1991 to
                                          March 31,            March 31,
                                       2002        2001          2002
REVENUES

 Sales                             $        -     $      -      $  305,765
 Cost of Sales                              -            -         293,956
                                   ----------     --------      ----------
 Gross Profit (Deficit)                     -            -          11,809
                                   ----------     --------      ----------
EXPENSES

 General and administrative            18,508       20,786         596,924
                                   ----------     --------      ----------
  Total Expenses                       18,508       20,786         596,924
                                   ----------     --------      ----------
NET LOSS FROM OPERATIONS              (18,508)     (20,786)       (585,115)
                                   ----------     --------      ----------
OTHER INCOME (EXPENSE)

 Horse winnings                         3,750            -           7,200
 Write-down of goodwill                     -            -        (306,761)
 Interest income                            -            -              58
 Interest expense                      (8,058)      (8,058)        (85,441)
                                   ----------     --------      ----------
  Total Other Income (Expense)         (4,308)      (8,058)       (384,944)
                                   ----------     --------      ----------
NET LOSS BEFORE MINORITY INTEREST     (22,816)     (28,844)       (970,059)

MINORITY INTEREST                           -            -          70,943
                                   ----------     --------      ----------
NET LOSS                           $  (22,816)   $ (28,844)     $ (899,116)
                                   ==========    =========      ==========
BASIC LOSS PER SHARE               $    (0.00)   $   (0.00)
                                   ==========    =========
BASIC WEIGHTED AVERAGE SHARES       8,185,372    6,725,372
                                   ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
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

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

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

Issuance of shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -       (42,821)

Balance, December 31, 1997       6,135,372    61,354  2,339,226  (2,430,601)

The accompanying notes are an integral part of these consolidated financial statements.

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372 $ 67,254  $2,588,624 $(3,035,779)

Issuance of shares for services
 on October 29, 2001 at $0.35       60,000      600      20,400           -

Issuance of shares from exercise
 of warrants previously paid for
 on December 4, 2001             1,400,000   14,000     (14,000)          -

Net loss for the year ended
 December 31, 2001                       -        -           -     (171,130)

Balance, December 31, 2001       8,185,372   81,854   2,595,024   (3,206,909)

Net loss for the three months
 ended March 31, 2002
 (unaudited)                             -        -           -      (22,816)

Balance, March 31, 2002
 (unaudited)                     8,185,372 $ 81,854  $2,595,024  $(3,229,725)
                                 ========= ========  ==========  ===========
Accumulated deficit prior to the
development stage                                                $(2,330,609)

Deficit accumulated during the
development stage                                                   (899,116)
                                                                 -----------
                                                                 $(3,229,725)
                                                                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Three Months Ended    1991 to
                                          March 31,            March 31,
                                       2002        2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $  (22,816)   $ (28,844)     $ (899,116)
Reconciliation of net loss to cash
provided (used) in operating
activities:
  Common stock issued in lieu of
  services rendered and offset of
  advances                                -            -           113,300
  Amortization expense                    -            -             1,280
  Minority interest                       -            -           (53,173)
Change in operating assets and
liabilities:
  (Increase) decrease in prepaid
   expenses                               -            -             1,920
  Increase (decrease) in accounts
   receivable                          12,301     (1,000)             (754)
  Increase (decrease) in accounts
   payable                              8,754      3,580            43,652
  (Increase) decrease in accrued
   expenses                             8,058      8,058           123,107
  Increase (decrease) in advances from
   stockholders                           -            -            14,385

                                    ---------   --------       -----------
        Net Cash Provided (Used) by
        Operating Activities            6,297    (18,206)         (655,399)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                  -            -           (69,400)
 (Increase) decrease of horses            -            -           (70,700)
                                   --------     --------       -----------
        Net Cash Provided (Used) by
        Investing Activities              -            -          (140,100)
                                   --------     --------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury       -            -           (23,025)
 Proceeds from notes payable - related
  parties                                 -            -           618,500
 Payments on notes payable - related
  parties                                 -            -           (45,000)
 Payment of dividend                      -            -            (6,400)
 Cash from minority shareholders          -            -           101,940
 Cash from sales of stock                 -            -           157,500
                                  ---------     --------       -----------
       Net Cash Provided (Used)
       from Financing  Activities $       -     $      -       $   803,515
                                  =========     ========       ===========

The accompanying notes are an integral part of these financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Three Months Ended    1991 to
                                          March 31,            March 31,
                                       2002        2001          2002
NET CHANGE IN CASH                  $    6,297  $ (18,206)   $   8,016

CASH AT BEGINNING OF PERIOD              1,719     73,261            -
                                    ----------  ---------    ---------
CASH AT END OF PERIOD               $    8,016  $  55,055    $   8,016
                                    ==========  =========    =========
CASH PAID FOR:

Interest                            $      -     $     -      $   1,333
Income taxes                        $      -     $     -      $     -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                            $      -     $     -      $ 113,300
Common stock returned and canceled  $      -     $     -      $     195
Capital recognized from Subsidiary  $      -     $     -      $  87,798

The accompanying notes are an integral part of these financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

       The Company has experienced losses totaling $899,116 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $552,847 at March 31, 2002. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - SUBSEQUENT EVENTS

       Subsequent to March 31, 2002, the Company issued 75,000 shares of common stock for $0.10 per share. The Company has not received any money from the subscription receivable.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of March 31, 2002, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company intends to continue these operations.

          The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

Results of Operations.
----------------------

The Three Months Ended March 31, 2002 As Compared to March 31, 2001
-------------------------------------------------------------------

         During the quarterly periods ended March 31, 2002 and 2001 the Company had $0 in revenues.

          Taking into account general and administrative expenses of $18,508 interest expense of $8,058, and horse winnings of $3,750, the Company had a net loss of ($22,816) during this period, as compared to a net loss of ($28,844) during the quarterly period ended March 31, 2001.

Liquidity.
----------

         The Company had $8,016 in cash for the period ended March 31, 2002. Liquidity has primarily been provided by sales of "restricted securities."

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated February 20, 2002, as amended.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     G/O INTERNATIONAL, INC.

Date: 5/20/02                        By/s/Sam Bono
      --------------                 -------------------
                                     Sam Bono, Director