Form 10QSB
period 2002-06-30
G/O INTERNATIONAL INC
filed 2002-08-13
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                              June 30, 2002

                    Common Voting Stock - 8,260,372 shares


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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2002 and December 31, 2001

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                                 June 30,    December 31,
                                                   2002        2001
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                              $     7,348   $     1,719
 Accounts receivable                                         -        12,300
                                                   -----------   -----------
  Total Current Assets                                   7,348        14,019
                                                   -----------   -----------
  TOTAL ASSETS                                     $     7,348   $    14,019
                                                   ===========   ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $    24,874   $    16,997
 Accrued interest                                      120,374       104,168
 Advances from stockholders                             14,385        14,385
 Notes payable                                         408,500       408,500
                                                   -----------   -----------
  Total Current Liabilities                            568,133       544,050
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized; 8,260,372 and 8,185,372 shares issued
  and outstanding, respectively                         82,604        81,854
 Additional paid-in capital                          2,601,774     2,595,024
 Accumulated deficit prior to the development stage (2,330,609)   (2,330,609)
 Deficit accumulated during the development stage     (914,554)     (876,300)
                                                   -----------   -----------
  Total Stockholders' Equity (Deficit)                (560,785)     (530,031)
                                                   -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $     7,348   $    14,019
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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                              (Unaudited)
                                                                     >From

                                                                 Inception on
                                  For the          For the         January 1,
                             Six Months Ended Three Months Ended 1991 Through
                                  June 30,         June 30,         June 30,
                           2002          2001    2002       2001      2002

REVENUES

  Sales                   $     -    $      -    $     -  $     -  $  305,765
  Cost of Sales                 -           -          -        -     293,956
                          ---------  ----------  --------- -------- ----------
  Gross Profit                  -           -          -        -      11,809
                          ---------  ----------  --------- -------- ----------
EXPENSES

  General and
  administrative             25,798      49,409      7,290   28,623   604,214
                          ---------  ----------  --------- -------- ---------
    Total Expenses           25,798      49,409      7,290   28,623   604,214
                          ---------  ----------  --------- -------- ---------
NET LOSS FROM OPERATIONS    (25,798)    (49,409)    (7,290) (28,623) (592,405)

OTHER INCOME (EXPENSE)

  Horse winnings              3,750         -          -        -       7,200
  Write-down of goodwill        -           -          -        -    (306,761)
  Interest income               -           -          -        -          58
  Interest expense          (16,206)    (16,206)    (8,148)  (8,150)  (93,589)
                          ---------  ----------  --------- -------- ---------
     Total Other Income
     (Expense)              (12,456)    (16,206)    (8,148)  (8,150) (393,092)

NET LOSS BEFORE MINORITY
INTEREST                    (38,254)    (65,615)    (15,438)(36,773) (985,497)

MINORITY INTEREST               -           -          -        -      70,943
                          ---------  ----------  --------- -------- ---------
NET LOSS                  $ (38,254) $  (65,615) $ (15,438)$(36,773)$(914,554)
                          =========  ==========  ========= ======== =========
BASIC LOSS PER SHARE      $   (0.00) $    (0.00) $   (0.00) $ (0.00)
                          =========  ==========  ========= ========
BASIC WEIGHTED AVERAGE
 SHARES                   8,218,521   6,725,372  8,260,372 6,725,372
                          =========   =========  ========= =========

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372 $ 67,254  $2,588,624 $(3,035,779)

Issuance of shares for services
 on October 29, 2001 at $0.35       60,000      600      20,400           -

Issuance of shares from exercise
 of warrants previously paid for
 on December 4, 2001             1,400,000   14,000     (14,000)          -

Net loss for the year ended
 December 31, 2001                       -        -           -     (171,130)

Balance, December 31, 2001       8,185,372   81,854   2,595,024   (3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share (unaudited)                   75,000      750       6,750            -

Net loss for the six months
 ended June 30, 2002
 (unaudited)                             -        -           -      (38,254)

Balance, June 30, 2002
 (unaudited)                     8,260,372 $ 82,604  $2,601,774  $(3,245,163)
                                 ========= ========  ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Six Months Ended      1991 to
                                           June 30,            June 30,
                                       2002        2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $  (38,254)   $ (65,615)     $ (914,554)
Reconciliation of net loss to cash
provided (used) in operating
activities:
  Common stock issued in lieu of
  services rendered and offset of
  advances                                -            -           113,300
  Amortization expense                    -            -             1,280
  Minority interest                       -            -           (53,173)
Change in operating assets and
liabilities:
  (Increase) decrease in prepaid
   expenses                               -            -             1,920
  Increase (decrease) in accounts
   receivable                          12,301     (1,000)             (754)
  Increase (decrease) in accounts
   payable                              7,877     (9,256)           42,775
  (Increase) decrease in accrued
   expenses                            16,206     24,264           131,254
  Increase (decrease) in advances from
   stockholders                           -            -            14,385
                                    ---------   --------       -----------
        Net Cash Provided (Used) by
        Operating Activities           (1,870)   (51,607)         (663,567)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                  -            -           (69,400)
 (Increase) decrease of horses            -            -           (70,700)
                                   --------     --------       -----------
        Net Cash Provided (Used) by
        Investing Activities              -            -          (140,100)
                                   --------     --------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury       -            -           (23,025)
 Proceeds from notes payable - related
  parties                                 -            -           618,500
 Payments on notes payable - related
  parties                                 -            -           (45,000)
 Payment of dividend                      -            -            (6,400)
 Cash from minority shareholders          -            -           101,940
 Cash from sales of stock             7,500            -           165,000
                                  ---------     --------       -----------
       Net Cash Provided (Used)
       from Financing  Activities $   7,500     $      -       $   811,015
                                  =========     ========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Six Months Ended      1991 to
                                          June 30,             June 30,
                                       2002        2001          2002
NET CHANGE IN CASH                  $    5,630  $ (51,607)   $   7,348

CASH AT BEGINNING OF PERIOD              1,718     73,261            -
                                    ----------  ---------    ---------
CASH AT END OF PERIOD               $    7,348  $  21,654    $   7,348
                                    ==========  =========    =========
CASH PAID FOR:

Interest                            $      -     $     -      $   1,333
Income taxes                        $      -     $     -      $     -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                            $      -     $     -      $ 113,300
Common stock returned and canceled  $      -     $     -      $     195
Capital recognized from Subsidiary  $      -     $     -      $  87,798

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                June 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

       The Company has experienced losses totaling $914,554 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $560,785 at June 30, 2002. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of June 30, 2002, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

          On February 20, 2002, the Registrant entered into a Memorandum of Understanding with PDH International, Inc., a Georgia corporation ("PDH"), and the holders of approximately 70% of the issued and outstanding shares of PDH (the "PDH Majority Shareholders"), pursuant to which the Registrant agreed to acquire the shares of the PDH Majority Shareholders in exchange for shares of the Registrant. On April 18, 2002, a Termination of Memorandum of Understanding was signed by the parties terminating the Memorandum of Understanding. See Item 7.

Results of Operations.
----------------------

The Three Months Ended June 30, 2002 As Compared to June 30, 2001
-----------------------------------------------------------------

         During the quarterly period ended June 30, 2002, the Company had $0 in revenues.

          Taking into account general and administrative expenses of $7,290 and interest expense of $8,148, the Company had a net loss of ($15,438) during this period, as compared to a net loss of ($36,773) during the quarterly period ended June 30, 2001.

The Six Months Ended June 30, 2002 As Compared to June 30, 2001
---------------------------------------------------------------

         During the six months ended June 30, 2002, the Company had $0 in revenues.

          Taking into account general and administrative expenses of $25,798 interest expense of $16,206 and horse winnings of $3,750, the Company had a net loss of ($38,254) during this period, as compared to a net loss of ($65,615) during the six months ended June 30, 2001.

Liquidity.
----------

         The Company had $7,348 in cash for the period ended June 30, 2002. Liquidity has primarily been provided by sales of "restricted securities."

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated February 20, 2002 and filed on March 6, 2002.

               8-K/A-1 Current Report dated February 20, 2002 and filed on May 2, 2002.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     G/O INTERNATIONAL, INC.


Date: Aug. 13, 2002                  By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of G/O International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Burns, President, Treasurer and director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Jack Burns
President
Treasurer
Director
08/13/02