Form 10QSB
period 2002-09-30
G/O INTERNATIONAL INC
filed 2002-10-23
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                           September 30, 2002

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2002 and December 31, 2001

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                              September 30,    December 31,
                                                   2002           2001
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                              $     5,122   $     1,719
 Accounts receivable                                         -        12,300
                                                   -----------   -----------
  Total Current Assets                                   5,122        14,019
                                                   -----------   -----------
  TOTAL ASSETS                                     $     5,122   $    14,019
                                                   ===========   ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $    31,025   $    16,997
 Accrued interest                                      128,611       104,168
 Advances from stockholders                             14,385        14,385
 Notes payable                                         408,500       408,500
                                                   -----------   -----------
  Total Current Liabilities                            582,521       544,050
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized; 8,260,372 and 8,185,372 shares issued
  and outstanding, respectively                         82,604        81,854
 Additional paid-in capital                          2,601,774     2,595,024
 Accumulated deficit prior to the development stage (2,330,609)   (2,330,609)
 Deficit accumulated during the development stage     (931,168)     (876,300)
                                                   -----------   -----------
  Total Stockholders' Equity (Deficit)                (577,399)     (530,031)
                                                   -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $     5,122   $    14,019
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                              (Unaudited)
                                                                      From
                                                                 Inception on
                                  For the          For the         January 1,
                            Nine Months Ended Three Months Ended 1991 Through
                               September 30,    September 30,    September 30,
                           2002          2001    2002       2001      2002
REVENUES

  Sales                   $     -    $      -    $     -  $     -  $  305,765
  Cost of Sales                 -           -          -        -     293,956
                          ---------  ----------  --------- -------- ----------
  Gross Profit                  -           -          -        -      11,809
                          ---------  ----------  --------- -------- ----------
EXPENSES

  General and
  administrative             34,175      58,350      8,377    8,941   612,594
                          ---------  ----------  --------- -------- ---------
    Total Expenses           34,175      58,350      8,377    8,941   612,594
                          ---------  ----------  --------- -------- ---------
NET LOSS FROM OPERATIONS    (34,175)    (58,350)    (8,377)  (8,941) (600,785)

OTHER INCOME (EXPENSE)

  Horse winnings              3,750         -          -        -       7,200
  Write-down of goodwill        -           -          -        -    (306,761)
  Interest income               -           -          -        -          58
  Interest expense          (24,443)    (24,443)    (8,237)  (8,237) (101,823)
                          ---------  ----------  --------- -------- ---------
     Total Other Income
     (Expense)              (20,693)    (24,443)    (8,237)  (8,237) (401,326)

NET LOSS BEFORE MINORITY
INTEREST                    (54,868)    (82,793)   (16,614)(17,178)(1,002,111)

MINORITY INTEREST               -           -          -       -       70,943
                          ---------  ----------  --------- -------- ---------
NET LOSS                  $ (54,868) $  (82,793) $ (16,614)$(17,178)$(931,168)
                          =========  ==========  ========= ======== =========
BASIC LOSS PER SHARE      $   (0.01) $    (0.01) $   (0.00) $ (0.00)
                          =========  ==========  ========= ========
BASIC WEIGHTED AVERAGE
 SHARES                   8,213,119   6,725,372  8,232,625 6,725,372
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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372 $ 67,254  $2,588,624 $(3,035,779)

Issuance of shares for services
 on October 29, 2001 at $0.35       60,000      600      20,400           -

Issuance of shares from exercise
 of warrants previously paid for
 on December 4, 2001             1,400,000   14,000     (14,000)          -

Net loss for the year ended
 December 31, 2001                       -        -           -     (171,130)

Balance, December 31, 2001       8,185,372   81,854   2,595,024   (3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share (unaudited)                   75,000      750       6,750            -

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                             -        -           -      (54,868)

Balance, September 30, 2002
 (unaudited)                     8,260,372 $ 82,604  $2,601,774  $(3,261,777)
                                 ========= ========  ==========  ===========

Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                    (931,168)
                                                                 -----------
Total accumulated deficit                                        $(3,261,777)
                                                                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Nine Months Ended      1991 to
                                      September 30,          September 30,
                                       2002        2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $  (54,868)   $ (82,793)     $ (931,168)
Reconciliation of net loss to cash
provided (used) in operating
activities:
  Common stock issued in lieu of
  services rendered and offset of
  advances                                -            -           113,300
  Amortization expense                    -            -             1,280
  Minority interest                       -            -           (53,173)
Change in operating assets and
liabilities:
  (Increase) decrease in prepaid
   expenses                               -            -             1,920
  Increase (decrease) in accounts
   receivable                          12,300     (1,000)             (755)
  Increase (decrease) in accounts
   payable                             14,028     (9,896)           48,927
  (Increase) decrease in accrued
   expenses                            24,443     31,469           139,491
  Increase (decrease) in advances from
   stockholders                           -            -            14,385
                                    ---------   --------       -----------
        Net Cash Provided (Used) by
        Operating Activities           (4,097)   (62,220)         (665,793)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                  -            -           (69,400)
 (Increase) decrease of horses            -            -           (70,700)
                                   --------     --------       -----------
        Net Cash Provided (Used) by
        Investing Activities              -            -          (140,100)
                                   --------     --------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury       -            -           (23,025)
 Proceeds from notes payable - related
  parties                                 -            -           618,500
 Payments on notes payable - related
  parties                                 -            -           (45,000)
 Payment of dividend                      -            -            (6,400)
 Cash from minority shareholders          -            -           101,940
 Cash from sales of stock             7,500            -           165,000
                                  ---------     --------       -----------
       Net Cash Provided (Used)
       from Financing  Activities $   7,500     $      -       $   811,015
                                  =========     ========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                From
                                                             Inception on
                                                              January 1,
                                 For the Nine Months Ended      1991 to
                                     September 30,           September 30,
                                       2002        2001          2002
NET CHANGE IN CASH                  $    3,403  $ (62,220)   $   5,122

CASH AT BEGINNING OF PERIOD              1,719     73,261            -
                                    ----------  ---------    ---------
CASH AT END OF PERIOD               $    5,122  $  11,041    $   5,122
                                    ==========  =========    =========
CASH PAID FOR:

Interest                            $      -     $ 19,549     $   1,333
Income taxes                        $      -     $     -      $     -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                            $      -     $     -      $ 113,300
Common stock returned and canceled  $      -     $     -      $     195
Capital recognized from Subsidiary  $      -     $     -      $  87,798

The accompanying notes are an integral part of these consolidated financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

       The Company has experienced losses totaling $931,168 from inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $577,399 at September 30, 2002. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of September 30, 2002, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

          On February 20, 2002, the Registrant entered into a Memorandum of Understanding with PDH International, Inc., a Georgia corporation ("PDH"), and the holders of approximately 70% of the issued and outstanding shares of PDH (the "PDH Majority Shareholders"), pursuant to which the Registrant agreed to acquire the shares of the PDH Majority Shareholders in exchange for shares of the Registrant. On April 18, 2002, a Termination of Memorandum of Understanding was signed by the parties terminating the Memorandum of Understanding. An 8-K Current Report, as amended, was filed with the Securities and Exchange Commission on March 6, 2002 and May 2, 2002, respectively, regarding this Agreement and termination.

Results of Operations.
----------------------

The Three Months Ended September 30, 2002 As Compared to September 30, 2001
---------------------------------------------------------------------------

         During the quarterly period ended September 30, 2002, the Company had $0 in revenues.

          Taking into account general and administrative expenses of $8,377 and interest expense of $8,237, the Company had a net loss of ($16,614) during this period, as compared to a net loss of ($17,178) during the quarterly period ended September 30, 2001.

The Nine Months Ended September 30, 2002 As Compared to September 30, 2001
--------------------------------------------------------------------------

         During the nine months ended September 30, 2002, the Company had $0 in revenues.

          Taking into account general and administrative expenses of $34,175 interest expense of $24,443 and horse winnings of $3,750, the Company had a net loss of ($54,868) during this period, as compared to a net loss of ($82,793) during the nine months ended September 30, 2001.

Liquidity.
----------

         The Company had $5,122 in cash for the period ended September 30, 2002. Liquidity has primarily been provided by sales of "restricted securities."

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


Date: 10/22/02                     By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of G/O International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Burns, President, Treasurer and director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Jack Burns
President
Treasurer
Director
10/22/02