Form 10QSB/A
period 2002-09-30
G/O INTERNATIONAL INC
filed 2002-11-06
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-1


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

Item 3.  Controls and Procedures.
         ------------------------

         Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of G/O's management, including the President and Treasurer, of the effectiveness of the design and operation of G/O's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the President and Treasurer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in G/O's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


Date: 11/6/02                        By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the amended Quarterly report of G/O International, Inc. (the "Company") on Form 10-QSB/A-1 for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Burns, President, Treasurer and director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Jack Burns
President
Treasurer
Director
11/6/02