Form 10QSB/A
period 2002-09-30
G/O INTERNATIONAL INC
filed 2002-11-12
CIK 928447

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-2


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


Date: 11/12/02                       By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jack Burns, President and Treasurer of G/O International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of G/O International, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002            Signature: /s/Jack Burns
                                     Jack Burns
                                     President/Treasurer