Form 10KSB
period 2002-12-31
G/O INTERNATIONAL INC
filed 2003-03-31
CIK 928447

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

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
(State or Other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   December 31,
2002- $3,750.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 26, 2003 - $15,600.22. There are approximately 1,560,022 shares of common voting stock of our Company held by non-affiliates. During the past two years, there has been no "established public market" for shares our common voting stock, so we have arbitrarily valued these shares based on $0.01 par value per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes    No
                                                      ---   ---

     Not applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     March 21, 2003: 8,350,372 shares.


                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13, Part III.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          On February 20, 2002, our Company entered into a Memorandum of Understanding with PDH International, Inc., a Georgia corporation ("PDH"), and the holders of approximately 70% of the issued and outstanding shares of PDH (the "PDH Majority Shareholders"), pursuant to which our Company agreed to acquire the shares of the PDH Majority Shareholders in exchange for shares of our Company. For more information on this Memorandum of Understanding, see the 8-K Current Report dated February 20, 2002, and filed March 6, 2002. On April 18, 2002, a Termination of Memorandum of Understanding was signed by the parties terminating the Memorandum of Understanding. For more information on this Termination of Memorandum of Understanding, see the amended 8-KA Current Report dated February 20, 2002, and filed May 2, 2002, and which are incorporated herein by reference. See Item 13, Part III.

          For a discussion of the business development of our Company for the years ended December 31, 2001, 2000 and 1999, see the 10-KSB Annual Reports of our Company for the years then ended, filed April 15, 2002, March 30, 2001, and April 18, 2000, respectively, and incorporated herein by reference. See
Item 13, Part III.

Business.
---------

          Our Company has had no business operations since approximately December 15, 1989, except those of its majority-owned subsidiary, Waterbury Resources, Inc., a corporation organized under the laws of the Cayman Islands, BWI ("Waterbury"). Waterbury is engaged in the business of purchasing, training and selling thoroughbred horses in the United States and Europe. Horses are purchased and sold at public auction, some of which are in foal, at various times of their lives. The purchase price is largely dependent upon age, training and pedigree. All of these activities are conducted through independent contractors acting of our Company's behalf, and our Company has no employees. Horses are usually purchased as yearlings, and sold at two years, following training.

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

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          Sarbanes-Oxley Act.
          -------------------

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

          * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

          * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

          * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

          The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

          Penny Stock.
          ------------

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

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

          Compliance with these requirements may make it harder for our stockholders to resell their shares.

          Reporting Obligations.
          ----------------------

          Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

          We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

          Small Business Issuer.
          ----------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          None; not applicable.

Research and Development Expenses.
----------------------------------

          None; not applicable.

Number of Employees.
--------------------

          None; not applicable.

Item 2.  Description of Property.
         ------------------------

          Other than cash of approximately $3,484 at December 31, 2002, we have no assets or property; our Company's principal executive office address and telephone number are the business office address and telephone number of its President, Jack L. Burns, and are provided at no cost because of their nominal use.

Item 3.  Legal Proceedings.
         ------------------

          Our Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against our Company. No director, executive officer or affiliate of our Company or owner of record or beneficially of more than five percent of our Company's common stock is a party adverse to our Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          During the fourth quarter of the calendar year ended December 31, 2002, no matter was submitted to a vote of our Company's security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          There has been no "established trading market" for shares of our Company's common stock during the past five years. On or about September 1, 1995, we obtained a listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("the NASD") under the trading symbol "GOII." However, except as shown below, no bid or asked quotations have been reflected since that time. There can be no assurance that a public market for our Company's securities will develop.

          The range of high and low bid quotations for our Company's common stock during the each quarter of the calendar years ended December 31, 2001 and 2002, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2001                          0.4375              0.40625

June 30, 2001                           0.51                0.32

September 30, 2001                      0.32                0.32

December 31, 2001                       0.32                0.32

March 31, 2002                          1.25                0.32

June 30, 2002                           2.00                0.52

September 30, 2002                      0.52                0.52

December 31, 2002                       0.52                0.52

Recent Sales of Restricted Securities.
--------------------------------------

         The following table reflects the sales of our unregistered securities during the past two years:


     Common Stock
     ------------
                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------
Directors            10/29/01             60,000             Services valued
                                                             at $0.35

Exercise of warrants 12/04/01          1,400,000             $50,000

Shares for cash       4/11/02             75,000             $ 7,500

Directors            10/19/02             60,000             Services valued
                                                             at $0.10

Shares for cash      12/17/02             30,000             $ 3,000

          All outstanding securities of our Company except those sold during the year ended December 31, 2002, are available for sale under Rule 144 of the Securities and Exchange Commission. Future sales of any of these "restricted securities" or any securities that may be issued in the future may have an adverse effect on any public market that may develop in the common stock of our Company.

          No assurance can be given that any public market will develop in the common stock of our Company, or if any such public market does develop, that it will continue or be sustained for any period of time.

Holders.
--------

          The number of record holders of our Company's common stock as of March 8, 2002, was approximately 770.

Dividends.
----------

          Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of our Company's business. There are no material restrictions limiting, or that are likely to limit, our Company's ability to pay dividends on our common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

          Our Company's only material operations and revenues from operations during the last calendar year were those of Waterbury, which is now a 50.49%-owned subsidiary.

          During the year ended December 31, 2002, our Company and its subsidiaries had total expenses of $46,227, while receiving $3,750 in revenues for a loss from operations of $(42,477); our Company received $15,750 in revenues, offset by cost of sales of $52,500, and with total expenses of $101,700 during the year ended December 31, 2001, for a loss of ($138,450).

Liquidity.
----------

          During the next twelve months, our Company's only foreseeable cash requirements will relate to maintaining its good standing in the State of Colorado. Management anticipates that our Company's current cash reserves of approximately $3,484 will be insufficient to pay for its administrative expenses for the next 12 months. In the event that additional funding is required in order to keep our Company in good standing, it may attempt to raise such funding through a private placement of its common stock to "accredited investors" or "sophisticated investors."

          At the present time, management has no plans to offer or sell any securities of our Company. However, at such time as our Company may decide to engage in such activities, management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to our Company under applicable federal and state laws, including sales exempt under Regulation S.

          During the year ended December 31, 2002, our Company sold 105,000 shares of it common stock for $10,500.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the year ended
          December 31, 2002

          Independent Auditor's Report

          Consolidated Balance Sheet - December 31, 2002

          Consolidated Statements of Operations for the years ended December 31, 2002, and 2001, and from inception on January 1, 1991 to December 31, 2002

          Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 1991 to December 31,
          2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, and 2001, and from inception on January 1, 1991 to December 31, 2002

          Notes to Consolidated Financial Statements

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002

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

Notes to the Consolidated Financial Statements . . . . . . . . 12

                   INDEPENDENT AUDITORS' REPORT

Directors and Stockholders
G/O International, Inc. and Subsidiary
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of G/O International, Inc. and Subsidiary (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception of the development stage (January 1, 1991) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G/O International, Inc. and Subsidiary (a development stage company) at December 31, 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and from inception of development stage (January 1, 1991) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company is in the development stage and has limited assets, limited working capital, and has sustained losses during its development stage and has capital deficiencies, which together raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 17, 2003

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                            ASSETS
                                                            December 31,
                                                               2002
CURRENT ASSETS

 Cash                                                        $      3,484
                                                             ------------
  Total Current Assets                                              3,484
                                                             ------------
  TOTAL ASSETS                                               $      3,484
                                                             ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                            $     32,439
 Notes payable (Note 6)                                           408,500
 Accrued interest                                                 137,998
 Advances from stockholders (Note 4)                               14,385
                                                             ------------
  Total Current Liabilities                                       593,322
                                                             ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares authorized:
  8,350,372 shares issued and outstanding                          83,504
 Additional paid-in capital                                     2,609,874
 Accumulated deficit prior to the development stage            (2,330,609)
 Deficit accumulated during the development stage                (952,607)
                                                             ------------
  Total Stockholders' Equity (Deficit)                           (589,838)
                                                             ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $      3,484
                                                             ============

                                4
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                     >From
                                                                Inception on
                                                                 January 1,
                                  For the Years Ended             1991 to
                                      December 31,             December 31,
                                       2002         2001           2002
REVENUES

 Sales                                   $   3,750 $    15,750  $  312,965
 Cost of Sales                                   -      52,500     293,956

                                         ---------  ----------   ---------
 Gross Profit (Deficit)                      3,750     (36,750)     19,009
                                         ---------  ----------   ---------
EXPENSES

 General and administrative                 46,227     101,700     624,643
                                         ---------  ----------   ---------
  Total Expenses                            46,227     101,700     624,643
                                         ---------  ----------   ---------
LOSS FROM OPERATIONS                       (42,477)   (138,450)   (605,634)
                                         ---------  ----------   ---------
OTHER INCOME (EXPENSE)

 Write-down of goodwill                        -         -        (306,761)
 Interest income                               -         -              58
 Interest expense                          (33,830)    (32,680)   (111,213)
                                         ---------  ----------   ---------
  Total Other Income (Expense)             (33,830)    (32,680)   (417,916)
                                         ---------  ----------   ---------
LOSS BEFORE MINORITY INTEREST              (76,307)   (171,130) (1,023,550)
                                         ---------  ----------   ---------
MINORITY INTEREST                           -            -          70,943
                                         ---------  ----------   ---------
NET LOSS                                 $ (76,307) $ (171,130) $ (952,607)
                                         =========  ==========   =========
BASIC LOSS PER SHARE                     $   (0.01) $    (0.03)
                                         =========  ==========
BASIC WEIGHTED AVERAGE SHARES            8,253,427   6,839,290
                                         =========  ==========

                                5
The accompanying notes are an integral part of these consolidated financial statements.

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,441 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)
                                ----------   -------  ---------- -----------
Balance, December 31, 1991         323,866     3,239   2,321,441  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)
                                ----------   -------  ---------- -----------
Balance, December 31, 1992         323,866     3,239   2,321,441  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)
                                ----------   -------  ---------- -----------
Balance, December 31, 1993         323,866     3,239   2,321,441  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, at $0.01
 per share on May 6, 1994        1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)
                                 ---------   -------  ---------- -----------
Balance, December 31, 1994       1,973,866    19,739   2,321,441  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -
                                 ---------   -------  ---------- -----------
Balance forward                  1,955,372  $ 19,554  $2,321,626 $(2,358,175)
                                 ---------   -------  ---------- -----------

                                6
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  1,955,372  $ 19,554  $2,321,626 $(2,358,175)

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)
                                 ---------   -------  ---------- -----------
Balance, December 31, 1995       3,985,372    39,854   2,321,626  (2,362,270)

Issuance of shares
 for cash on March 12, 1996
 at $0.01                        2,000,000    20,000        -            -

Issuance of shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)

                                 ---------   ------- ----------  -----------
Balance, December 31, 1996       6,035,372    60,354  2,315,226   (2,387,780)

Issuance of shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of shares for
 services on October 29, 1997
 at $0.25 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)
                                 ---------   ------- ----------  -----------
Balance, December 31, 1997       6,135,372    61,354  2,339,226   (2,430,601)
                                 ---------   ------- ----------  -----------

                                7
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,135,372    61,354  2,339,226   (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)
                                 ---------  -------- ---------- -----------
Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -

Capital recognized from subsidiary     -         -        87,798         -

Net loss for the year ended
 December 31, 1999                     -         -            -      (26,929)
                                 ---------   -------  ---------- -----------
Balance, December 31, 1999       6,315,372    63,154   2,490,224  (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share                          350,000     3,500      84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600      14,400         -

Net loss for the year
ended December 31, 2000                -         -           -      (475,133)
                                 ---------  --------  ---------- -----------
Balance, December 31, 2000       6,725,372  $ 67,254  $2,588,624 $(3,035,779)
                                 ---------  --------  ---------- -----------

                                8
The accompanying notes are an integral part of these consolidated financial statements.

                G/O INTERNATIONAL, INC. AND SUBSIDARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372    67,254  2,588,624  $(3,035,779)

Issuance of shares for services
on October 29, 2001 at $0.35 per
share                               60,000       600     20,400

Issuance of shares from exercise
of warrants previously paid for
on December 4, 2001 (Note 6)     1,400,000    14,000    (14,000)         -

Net loss for the year ended
December 31, 2001                      -         -          -       (171,130)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2001       8,185,372  $ 81,854 $2,595,024  $(3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share                               75,000       750      6,750            -

Issuance of shares to directors
on October 19, 2002 at $0.10 per
share for services rendered         60,000       600      5,400            -

Issuance of shares for cash on
December 17, 2002 at $0.10 per
share                               30,000       300      2,700            -

Net loss for the year ended
December 31, 2002                        -         -          -      (76,307)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2002       8,350,372  $ 83,504 $2,609,874  $(3,283,216)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                    (952,607)
                                                                 -----------
Total Accumulated Deficit                                        $(3,283,216)
                                                                 ===========
                              9
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                             From Inception of
                                                              the Development
                                                                 Stage on
                                                                 January 1,
                                  For the Years Ended             1991 to
                                      December 31,             December 31,
                                       2002         2001           2002
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                          $  (76,307)   $  (171,130)  $(952,607)
   Reconciliation of net loss to cash
   used in operating activities:
     Common stock issued in lieu of
     services rendered and offset of
     advances                             6,000         21,000     119,300
     Amortization expense                     -              -       1,280
     Minority interest                        -              -     (53,173)
   Change in operating assets and
   liabilities:
     Decrease in prepaid expenses             -              -       1,920
     (Increase) decrease in accounts
     receivable                          12,301        (12,301)       (754)
     Increase in accounts payable        15,442          5,708      50,340
     Increase in accrued expenses        33,830         32,680     148,878
     Increase in advances from
      stockholders                            -              -      14,385
                                      ---------      ---------   ---------
        Net Cash Used by
        Operating Activities             (8,734)      (124,043)   (670,431)
                                      ---------      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                      -              -     (69,400)
 (Increase) decrease of horses                -         52,500     (70,700)
                                      ---------      ---------   ---------
        Net Cash Provided (Used) by
        Investing Activities                  -         52,500    (140,100)
                                      ---------      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury           -              -     (23,025)
 Proceeds from notes payable -
  related parties                             -              -     618,500
 Payments on notes payable - related
  parties                                     -              -     (45,000)
 Payment of dividend                          -              -      (6,400)
 Cash from minority shareholders              -              -     101,940
 Cash from sales of stock                10,500              -     168,000

                                       --------      ---------   ---------
        Net Cash Provided by
        Financing Activities           $ 10,500      $       -   $ 814,015
                                       --------      ---------   ---------

                                10
The accompanying notes are an integral part of these consolidated financial statements.

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                             From Inception of
                                                              the Development
                                                                  Stage on
                                                                 January 1,
                                  For the Years Ended             1991 to
                                      December 31,             December 31,
                                       2002         2001           2002
NET CHANGE IN CASH                 $       1,766   $   (71,543)$  3,484

CASH AT BEGINNING OF PERIOD                1,718        73,261        -
                                   -------------   ----------- --------
CASH AT END OF PERIOD              $       3,484   $     1,718 $  3,484
                                   =============   =========== ========
CASH PAID FOR:

  Interest                         $           -  $         -  $  1,333
  Income taxes                     $           -  $         -  $      -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                           $       6,000  $    21,000  $119,300
Common stock returned and canceled $           -  $         -  $    195
Capital recognized from Subsidiary $           -  $    87,798  $ 87,798

                                11
The accompanying notes are an integral part of these consolidated financial statements.

                G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - ORGANIZATION

G/O International, Inc. (the Company) was initially incorporated under the laws of the State of Colorado in June, 1973 as Rocky Mountain Ventures, Inc. During 1978, the Company experienced financial difficulties, at which time new officers and directors were elected, the Company changed its primary business activity from hard rock mining to oil and gas exploration, development and production, and offices were relocated from Denver, Colorado, to its present location in Houston, Texas.

On February 4, 1986, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company ceased operations in 1988 and did not conduct any business activity other than the closing of its bankruptcy filing and other organizational activities until it acquired Waterbury Resources, Inc.

The Company is now considered to be in the development stage (effective January 1, 1991 for accounting purposes) and has not commenced planned principal operations. For disclosure purposes, the accompanying Statements of Stockholders' Equity (Deficit) has been reflected from the date of the inception of the development stage. The Company has paid a partially liquidating dividend. The dividend was in the form of shares of two of its former subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                            Loss              Shares            Per Share
                         (Numerator)       (Denominator)          Amount

       For the year ended
       December 31, 2001    $(171,130)       6,839,290         $   (0.03)
                            =========        =========         =========
       For the year ended
       December 31, 2002    $ (76,307)       8,253,427         $   (0.01)
                            =========        =========         =========

..b.    Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.     Principles of Consolidation

The consolidated financial statements include the accounts of G/O
International, Inc. (parent), and Waterbury Resources, Inc. (Waterbury), a majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

d.     Accounting Method

The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year-end.

e.     Newly Issued Accounting Pronouncements

During the year ended December 31, 2002 the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)." Management does not believe these pronouncements will have a material effect on the Company's financial statements.

f.     Revenue Recognition

For the year ended December 31, 2002, the Company's only source for revenues was derived from horse winnings. The Company recognizes winnings revenue when the cash is received.

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

NOTE 4 - ADVANCES FROM STOCKHOLDERS

Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear interest at a rate of 10.0 % per annum, and are repayable on demand as funds become available. Total advances amounted to $14,385 at December 31, 2002, and related accrued interest amounted to $1,150.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 5 -  CAPITAL TRANSACTIONS

On May 6, 1994, the Company's Board of Directors authorized a reverse-split of its outstanding common stock. The reverse-split was on a basis of 1 (one) share for each 100 shares outstanding (1 for 100). However, no shareholders' holding was to be reduced to fewer than 100 shares. The total number of shares of common stock outstanding after the split was 323,866. The reverse stock-split is reflected on a retroactive basis.

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

During 1995 18,494 shares of common stock were returned to the Company and canceled due to the rounding of shares in the reverse-split of the Company's common stock.

On October 23, 1995 the Company issued 2,000,000 shares of its common stock at $0.01 per share for a total of $20,000.

During November 1995, 30,000 shares of common stock was issued to Directors of the Company as compensation for services rendered, valued at $0.01 per share.

In March of 1996, 2,000,000 shares of common stock were issued for $20,000 in cash at $0.01 per share.

In October of 1996, 50,000 shares of common stock were issued for services valued $500 or $0.01 per share.

On October 2, 1997, the Company issued 40,000 shares of its common stock for $10,000 cash, at $0.25 per share.

On October 29, 1997, the Company issued 60,000 shares of its common stock for services valued at $15,000 or $0.25 per share.

On August 17, 1998, the Company issued 20,000 shares of its common stock for $10,000 cash, at $0.50 per share.

On October 29, 1998, the Company issued 60,000 shares of its common stock for services valued at $30,000 or $0.50 per share.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 5 -  CAPITAL TRANSACTIONS (Continued)

On October 29, 1999, the Company issued 60,000 shares of its common stock to its officers for services rendered and another 40,000 shares to shareholders for cash valued at $15,000 and $10,000, respectively, or $0.25 per share.

On July 31, 2000, the Company issued 350,000 shares of its common stock for $87,500 in cash at $0.25 per share.

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

In April 2002, the Company issued 75,000 shares of common stock for cash at $0.10 per share. In October 2002, the Company elected to issue 60,000 shares to certain directors in exchange for services rendered at $0.10 per share. Additionally, in December 2002, the Company issued 30,000 shares of common stock for $3,000, or $0.10 per share. At December 31, 2002, the Company had 8,350,372 shares of common stock issued and outstanding.


NOTE 6 -  NOTES PAYABLE
                                                           December 31,
                                                               2002

       Notes payable consisted of the following:

       Note payable to an unrelated entity,
        dated at various dates, bearing interest at 8% fixed
        interest rate, unsecured and due on demand.           $ 203,500

       Note payable to an unrelated entity,
        dated at various dates, bearing interest at 8% fixed
        interest rate, unsecured and due on demand.             205,000
                                                              ---------
             Total notes payable                                408,500

             Less: current portion                             (408,000)
                                                              ---------
             Total Long-term Debt                             $       -
                                                              =========

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 6 -  NOTES PAYABLE (Continued)

       Maturities of long-term debt are as follows:

       Years Ending December 31,
             2003                                           $ 408,500
             2004                                                   -
             2005                                                   -
             2006                                                   -
             2007                                                   -
             2008 and thereafter                                    -
                                                            ---------
             Total                                          $ 408,500
                                                            =========
NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the Company issued 60,000 shares of common stock to related parties as consideration for services rendered. The shares were valued at $0.10 per shares, for a total compensation expense for $6,000.

NOTE 8 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:
                                                    2002           2001

          Deferred tax assets:
            NOL Carryover                        $ 148,745      $ 168,893

          Deferred tax liabilities:                      -              -

          Valuation allowance                     (148,745)      (168,893)
                                                 ---------      ---------
          Net deferred tax asset                 $       -      $       -
                                                 =========      =========

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                        December 31, 2002 and 2001


NOTE 8 -   INCOME TAX (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                    2002         2001

       Book loss                               $  (29,968)   $ (65,030)
       Stock for services/options expense           2,440        7,980
       Valuation allowance                         27,528       57,050
                                               ----------    ---------
                                               $        -    $       -
                                               ==========    =========

At December 31, 2002, the Company had net operating loss carryforwards of approximately $381,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 - GOING CONCERN

The Company has experienced losses totaling $952,607 from the inception of its development stage. The Company also has limited assets and operating capital with a stockholders' deficit of $589,838 at December 31, 2002. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans to maintain the financial viability of the Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide the Company with the wherewithal to continue in existence. In the interim management is committed to meeting its operating expenses.

NOTE 10 - EQUITY INVESTMENT

In March 1999, the Company finalized a 504 offering of the shares of the Company's subsidiary, Waterbury Resources, Inc. (Waterbury). Prior to the stock offering, Waterbury had 1,014,000 outstanding, 513,999 of which were owned by the Company (approximately 50%), and the remainder of which were owned by foreign corporations organized under the laws of the Cayman Island, BWI. With 200,000 shares being sold pursuant to the 504 offering, Waterbury had 1,214,000 outstanding shares, and was no longer a majority-owned subsidiary of the Company.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                   December 31, 2002 and 2001


NOTE 10 -  EQUITY INVESTMENT (Continued)

As of December 31, 1999, the Company owned 42% of Waterbury Resources, Inc. As such, Waterbury was not consolidated in the December 31, 1999 financial statements. The equity investment was recorded at zero. The Company recorded a credit to additional paid-in capital of $87,798 in conjunction with the non-consolidation of Waterbury.

As of December 31, 2002 and 2001, the Company owned 50.49% of Waterbury Resources, Inc. due to its purchase of 200,000 shares of Waterbury's common stock. Accordingly, Waterbury is fully consolidated in the December 31, 2002 consolidated financial statements.

tem 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of our Company. These persons will serve until the next annual meeting of stockholders (held in June of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.


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

Business Experience.
--------------------

          Jack L. Burns, President, Treasurer and Director. Mr. Burns, age 73, graduated from the University of Florida in 1959 with a Master of Science degree in Engineering. He spent 26 years with Exxon Corporation, holding various senior management positions in the U.S., Australia, Far East and Middle East. At the time of his election to retire, he was Vice President of Esso Middle East, a wholly-owned subsidiary of Exxon Corporation. Since retiring in 1985, Mr. Burns has been a private investor and has been engaged in charitable activities as a National Trustee of the Society of St. Vincent de Paul.

          Michael L. Caswell, Vice President, Secretary and Director. Mr. Caswell is 55 years of age. He graduated from Texas A & M University in 1970 with a Bachelor of Science degree in Petroleum Engineering. He has been the President of CasKids Operating Company (Houston, Texas) since August 1983. CasKids is engaged in the oil and gas business. Mr. Caswell is responsible for the engineering, geological engineering and management of CasKids and the properties it operates.

          Sam Bono, Director. Mr. Bono, age 66, is a graduate of the University of Florida. For the last five years, he has been the owner and sole proprietor of the Direct Sales Company of Houston, Texas, a firm that specializes in the sale and distribution of industrial supplies.

Family Relationships.
---------------------

          There are no family relationships between any directors or executive officers of our Company, either by blood or by marriage.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of our Company's directors (Jack L. Burns; Michael L.
Caswell; and Sam Bono) will file a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission shortly after the date of filing of this Annual Report. These filings will be made in connection with each person's acquisition of 20,000 shares of "restricted securities" (common stock) in consideration of services rendered during fiscal 2002. See the Summary Compensation Table, Item 10, Part III.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)         (h)    (i)

                                              Secur-
                                              ities              All
Name and   Year or               Other  Rest- Under-       LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying        Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options      outs  ensat'n
------------------------------------------------------------------------

Jack L.       12/31/00  -0-  -0-  -0-   20000   -0-        -0-  -0-
Burns         12/31/01  -0-  -0-  -0-   20000   -0-        -0-  -0-
Pres.         12/31/02  -0-  -0-  -0-   20000   -0-        -0-  -0-
Treasurer
and Director

Sam Bono      12/31/00  -0-  -0-  -0-   20000   -0-        -0-  -0-
Director      12/31/01  -0-  -0-  -0-   20000   -0-        -0-  -0-
              12/31/02  -0-  -0-  -0-   20000   -0-        -0-  -0-

Michael L.    12/31/00  -0-  -0-  -0-   20000   -0-        -0-  -0-
Caswell       12/31/01  -0-  -0-  -0-   20000   -0-        -0-  -0-
Vice Pres.,   12/31/02  -0-  -0-  -0-   20000   -0-        -0-  -0-
and Director

(1) Each of our Company's directors was issued 20,000 shares of "restricted securities" (common stock) during the calendar years ended December 31, 2002, 2001, and 2000, for services rendered during those years, at a value of $0.10, $0.35, $0.25 per share, respectively.

Bonuses and Deferred Compensation.
----------------------------------

          None.

Compensation Pursuant to Plans.
-------------------------------

          None.

Pension Table.
--------------

          None; not applicable.

Other Compensation.
-------------------

          None.

Compensation of Directors.
--------------------------

          At a special meeting of our Company's Board of Directors, held October 4, 1995, the Board of Directors unanimously resolved to pay to each director of our Company 10,000 shares of "restricted securities" (common stock) valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, the Board of Directors resolved to increase the amount of annual compensation to 20,000 shares of "restricted securities" (common stock,), valued at $0.01 per share. As of the date of this Annual Report, 120,000 "unregistered" and "restricted" shares have been issued to each of the following directors of our Company, pursuant to this resolution: Jack L. Burns; Michael L. Caswell; and Sam Bono; however, the shares issued during the years ended December 31, 2000 were valued at $0.25 per share to coincide with the cash price of other securities sold by our Company at that time. The shares issued during the years ended December 31, 2001 were valued at $0.35 per share and the shares issued during the year ended December 31, 2002 were valued at $0.10.

Employment Contracts.
---------------------

          None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

         There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company or its subsidiaries, any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of the date of this Annual Report:


                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially
Owned
----------------            --------            ----------------------------

David M. Klausmeyer           9.76%                         815,000
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.         9.76%                         815,000
11440 W. Bernardo Ct., #300
San Diego, California  92127

Charlie Investments, Ltd.    18.4%                        1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.     18.4%                        1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

George R. Jarkesy            19.6%                        1,635,000
5902 Havenwoods Dr.
Houston, Texas 77066

                          _______                          ______

     Totals:                 75.9%                       6,340,000


          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of our Company's directors and executive officers as of the date of this Annual Report:



                           Percentage                Number
Name and Address           of Class            of Shares Beneficially Owned(1)
----------------           --------            -------------------------------


Jack L. Burns                1.7%                          140,350
11849 Wink
Houston, Texas  77024

Michael L. Caswell           2.0%                          170,000(1)
3637 W. Alabama, #400
Houston, Texas  77027

Sam Bono                     1.7%                          140,000
11949 FM 3005, #403
Galveston, Texas  77554      ----                           ------

All directors and executive
officers as a group          5.4%                          450,350
(3 persons)

          (1) 30,000 of these shares are held in the name of M.L. Caswell Investments, which is a "doing business as" name of Mr. Caswell.

          Each of these individuals has sole investment and voting power with regard to the securities listed opposite his name. See Item 9, Part III, for information concerning the offices or other capacities in which the foregoing persons serve with our Company.

Changes in Control.
-------------------

          To the knowledge of our Company's management, there are no present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

         None; not applicable.

Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K.

          8-K Current Report dated February 20, 2002, as amended.**

Exhibits*

          (i)
                                          Where Incorporated
                                         in this Annual Report
                                         ---------------------

Annual Report on Form 10-KSB for the      Parts I, II and II
calendar year ended December 31, 1999**

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2000**

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2001**


          (ii)

Exhibit
Number               Description
------               -----------

          None.

          * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

Item 14. Controls and Procedures.
         ------------------------

     Within the 90-day period prior to the filing of this Annual Report, an evaluation was performed under the supervision and with the participation of G/O's management, including the President and Treasurer, of the effectiveness of the design and operation of G/O's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the President and Treasurer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in G/O's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    G/O INTERNATIONAL, INC.


Date: 3/31/03                        By/s/Jack L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    G/O INTERNATIONAL, INC.


Date: 3/31/03                        By/s/Jack L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer



Date: 3/31/03                        By/s/Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary


Date: 3/31/03                        By/s/Sam Bono
      ------------                      ----------------------
                                        Sam Bono, Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jack L. Burns, President and Treasurer of G/O International, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant (the "Annual Report");

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003               Signature: /s/Jack L. Burns
                                     Jack L. Burns
                                     President/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of G/O International, Inc. (the "Registrant") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Jack L. Burns, President, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/Jack L. Burns
President
Treasurer
Director
3/27/03