Form 10QSB
period 2003-03-31
G/O INTERNATIONAL INC
filed 2003-05-14
CIK 928447

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to __________________


                       Commission File No. 0-24688


                          G/O INTERNATIONAL, INC.
                          -----------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                             March 31, 2003

                    Common Voting Stock - 8,350,372 shares


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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2003 and December 31, 2002

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                                March 31,    December 31,
                                                   2003           2002
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                              $     2,660   $     3,484
                                                   -----------   -----------
  Total Current Assets                                   2,660         3,484
                                                   -----------   -----------
  TOTAL ASSETS                                     $     2,660   $     3,484
                                                   ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $    44,566   $    32,439
 Accrued interest                                      146,343       137,998
 Advances from stockholders                             14,385        14,385
 Notes payable                                         408,500       408,500
                                                   -----------   -----------
  Total Current Liabilities                            613,794       593,322
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized; 8,350,372 shares issued
  and outstanding                                       83,504        83,504
 Additional paid-in capital                          2,609,874     2,609,874
 Accumulated deficit prior to the development stage (2,330,609)   (2,330,609)
 Deficit accumulated during the development stage     (973,903)     (952,607)
                                                   -----------   -----------
  Total Stockholders' Equity (Deficit)                (611,134)     (589,838)
                                                   -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $     2,660   $     3,484
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                      From
                                                                 Inception on
                                                                  January 1,
                                 For the Three Months Ended      1991 Through
                                  March 31,       March 31,      March 31,
                                    2003           2002             2003
REVENUES

 Sales                             $        -    $   3,750      $  312,965
 Cost of Sales                              -            -         293,956
                                   ----------    ---------      ----------
 Gross Profit                               -        3,750          19,009
                                   ----------    ---------      ----------
EXPENSES

 General and administrative            12,950       18,508         637,593
                                   ----------    ---------      ----------
  Total Expenses                       12,950       18,508         637,593
                                   ----------    ---------      ----------
NET LOSS FROM OPERATIONS              (12,950)     (14,758)       (618,584)
                                   ----------    ---------      ----------
OTHER INCOME (EXPENSE)

 Write-down of goodwill                     -            -        (306,761)
 Interest income                            -            -              58
 Interest expense                      (8,346)      (8,058)       (119,559)
                                   ----------    ---------      ----------
  Total Other Income (Expense)         (8,346)      (8,058)       (426,262)
                                   ----------    ---------      ----------
LOSS BEFORE MINORITY INTEREST         (21,296)     (22,816)     (1,044,846)

MINORITY INTEREST                           -            -          70,943
                                   ----------    ---------      ----------
NET LOSS                           $  (21,286)   $ (22,816)     $ (973,903)
                                   ==========    =========      ==========
BASIC LOSS PER SHARE               $    (0.00)   $   (0.00)
                                   ==========    =========
BASIC WEIGHTED AVERAGE SHARES       8,350,372    8,185,372
                                   ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,441 $(2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)
                                ----------   -------  ---------- -----------
Balance, December 31, 1991         323,866     3,239   2,321,441  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)
                                ----------   -------  ---------- -----------
Balance, December 31, 1992         323,866     3,239   2,321,441  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)
                                ----------   -------  ---------- -----------
Balance, December 31, 1993         323,866     3,239   2,321,441  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, at $0.01 per
 share on May 6, 1994            1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)
                                ----------  --------  ---------- -----------
Balance, December 31, 1994       1,973,866    19,739   2,321,441  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -
                                ----------  --------  ---------- -----------
Balance forward                  1,955,372  $ 19,554  $2,321,626 $(2,358,175)
                                ----------  --------  ---------- -----------
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  1,955,372  $ 19,554  $2,321,626 $(2,358,175)

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)
                                ----------  --------  ---------- -----------
Balance, December 31, 1995       3,985,372    39,854   2,321,626  (2,362,270)

Issuance of shares for cash on
 March 12, 1996 at $0.01         2,000,000    20,000        -            -

Issuance of shares for services
on October 31, 1996 at $0.01 per
share                               50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)
                                ----------  -------- ----------  -----------
Balance, December 31, 1996       6,035,372    60,354  2,315,226   (2,387,780)

Issuance of shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of shares for
 services on October 29, 1997
 at $0.01 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)
                                ----------  -------- ----------  -----------
Balance, December 31, 1997       6,135,372    61,354  2,339,226   (2,430,601)
                                ----------  -------- ----------  -----------
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,135,372    61,354  2,339,226  (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)
                                ---------- --------- ---------- -----------
Balance, December 31, 1998       6,215,372 $  62,154 $2,378,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600     14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400      9,600         -

Capital recognized from subsidiary     -         -       87,798         -

Net loss for the year ended
 December 31, 1999                     -         -          -       (26,929)
                                ----------  -------- ---------- -----------
Balance, December 31, 1999       6,315,372    63,154  2,490,224  (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share                          350,000     3,500     84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600     14,400         -

Net loss for the year
ended December 31, 2000                -         -           -     (475,133)
                                ----------  -------- ---------- -----------
Balance, December 31, 2000       6,725,372  $ 67,254 $2,588,624 $(3,035,779)
                                ----------  -------- ---------- -----------
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372 $ 67,254  $2,588,624 $(3,035,779)

Issuance of shares for services
 on October 29, 2001 at $0.35       60,000      600      20,400           -

Issuance of shares from exercise
 of warrants previously paid for
 on December 4, 2001             1,400,000   14,000     (14,000)          -

Net loss for the year ended
 December 31, 2001                       -        -           -     (171,130)
                                ---------- --------  ----------  -----------
Balance, December 31, 2001       8,185,372   81,854   2,595,024   (3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share                               75,000       750      6,750            -

Issuance of shares to directors
on October 19, 2002 at $0.10 per
share for services rendered         60,000       600      5,400            -

Issuance of shares for cash on
December 17, 2002 at $0.10 per
share                               30,000       300      2,700            -

Net loss for the year ended
December 31, 2002                        -         -          -      (76,307)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2002       8,350,372  $ 83,504 $2,609,874  $(3,283,216)

Net loss for the three months
ended March 31, 2003 (unaudited)         -         -          -      (21,296)
                                 ---------  -------- ----------  -----------
Balance, March 31, 2003
(unaudited)                      8,350,372  $ 83,504 $2,609,874  $(3,304,512)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                    (973,903)
                                                                 -----------
Total Accumulated Deficit                                        $(3,304,512)
                                                                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                      From
                                                                 Inception on
                                                                  January 1,
                                 For the Three Months Ended      1991 Through
                                  March 31,       March 31,      March 31,
                                    2003           2002             2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $  (21,296)   $ (22,816)     $ (973,903)
Reconciliation of net loss to cash
provided (used) in operating
activities:
  Common stock issued in lieu of
  services rendered and offset of
  advances                                -            -           119,300
  Amortization expense                    -            -             1,280
  Minority interest                       -            -           (53,173)
Change in operating assets and
liabilities:
  (Increase) decrease in prepaid
   expenses                               -            -             1,920
  Increase (decrease) in accounts
   receivable                             -         12,301            (754)
  Increase (decrease) in accounts
   payable                             12,127        8,754          62,467
  (Increase) decrease in accrued
   expenses                             8,345        8,058         157,223
  Increase (decrease) in advances from
   stockholders                           -            -            14,385
                                    ---------   --------       -----------
        Net Cash Provided (Used) by
        Operating Activities             (824)     6,297          (671,255)
                                    ---------   --------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                  -            -           (69,400)
 (Increase) decrease of horses            -            -           (70,700)
                                   --------     --------       -----------
        Net Cash Used by
        Investing Activities              -            -          (140,100)
                                   --------     --------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury       -            -           (23,025)
 Proceeds from notes payable - related
  parties                                 -            -           618,500
 Payments on notes payable - related
  parties                                 -            -           (45,000)
 Payment of dividend                      -            -            (6,400)
 Cash from minority shareholders          -            -           101,940
 Cash from sales of stock                 -            -           168,000
                                  ---------     --------       -----------
       Net Cash Provided from
       Financing  Activities      $       -     $      -       $   814,015
                                  ---------     --------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                      From
                                                                 Inception on
                                                                  January 1,
                                 For the Three Months Ended      1991 Through
                                  March 31,       March 31,      March 31,
                                    2003           2002             2003
NET CHANGE IN CASH                  $     (824) $   6,297    $   2,660

CASH AT BEGINNING OF PERIOD              3,484      1,719            -
                                    ----------  ---------    ---------
CASH AT END OF PERIOD               $    2,660  $   8,016    $   2,660
                                    ==========  =========    =========
CASH PAID FOR:

Interest                            $      -     $     -      $   1,333
Income taxes                        $      -     $     -      $     -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                            $      -     $     -      $ 119,300
Common stock returned and canceled  $      -     $     -      $     195
Capital recognized from Subsidiary  $      -     $     -      $  87,798

The accompanying notes are an integral part of these consolidated financial statements.

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                 March 31, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management plans to seek another entity that wants to consummate an acquisition by allowing the purchasing entity to buy or exchange un-issued shares of the Company's common stock in order to become a part of a public company. Management believes its plans will provide the Company with the ability to continue in existence. In the interim management has committed to meeting its operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of March 31, 2003, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

         The Company had $2,660 in cash for the period ended March 31, 2003. Liquidity has primarily been provided by sales of "restricted securities."

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     G/O INTERNATIONAL, INC.


Date: 5/14/03                        By/s/Jack Burns
      --------------                 -------------------
                                     Jack Burns, Director
                                     President and Treasurer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jack Burns, President and Treasurer of G/O International, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

Dated:  May 14, 2003                 Signature: /s/Jack Burns
                                     Jack Burns
                                     President/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of G/O International, Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Jack Burns, President and Treasurer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date: 5/14/03                            /s/Jack Burns
                                         Jack Burns
                                         President, Treasurer and director