Form 10QSB
period 2003-06-30
G/O INTERNATIONAL INC
filed 2003-08-14
CIK 928447

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                              June 30, 2003

                    Common Voting Stock - 8,374,372 shares


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

                CONSOLIDATED FINANCIAL STATEMENTS

                June 30, 2003 and December 31, 2002

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                                 June 30,    December 31,
                                                   2003           2002
                                                 (Unaudited)
                              ASSETS
CURRENT ASSETS

 Cash                                              $     2,707   $     3,484
                                                   -----------   -----------
  Total Current Assets                                   2,707         3,484
                                                   -----------   -----------
  TOTAL ASSETS                                     $     2,707   $     3,484
                                                   ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $    42,395   $    32,439
 Accrued interest                                      154,779       137,998
 Advances from stockholders                             14,385        14,385
 Notes payable                                         408,500       408,500
                                                   -----------   -----------
  Total Current Liabilities                            620,059       593,322
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized; 8,374,372 and 8,350,372 shares issued
  and outstanding, respectively                         83,744        83,504
 Additional paid-in capital                          2,615,634     2,609,874
 Deficit accumulated prior to the development stage (2,330,609)   (2,330,609)
 Deficit accumulated during the development stage     (986,121)     (952,607)
                                                   -----------   -----------
  Total Stockholders' Equity (Deficit)                (617,352)     (589,838)
                                                   -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $     2,707   $     3,484
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                      From
                                                                  Inception on
                                                                     of the
                                                                  Development
                                                                     Stage
                                  For the          For the         January 1,
                            Three Months Ended   Six Months Ended 1991 Through
                                  June 30,         June 30,         June 30,
                           2003          2002    2003       2002      2003
REVENUES

  Sales                   $     -    $      -    $    -  $   3,750 $  312,965
  Cost of Sales                 -           -         -        -      293,956
                          ---------  ----------  -------- -------- -----------
  Gross Profit                  -           -         -      3,750     19,009
                          ---------  ----------  -------- -------- -----------
EXPENSES

  General and
  administrative              3,783       7,290    16,733   25,798    641,376
                          ---------  ----------  -------- -------- ----------
    Total Expenses            3,783       7,290    16,733   25,798    641,376
                          ---------  ----------  -------- -------- ----------
NET LOSS FROM OPERATIONS     (3,783)     (7,290)  (16,733) (22,048)  (622,367)

OTHER INCOME (EXPENSE)

  Write-down of goodwill        -           -         -        -     (306,761)
  Interest income               -           -         -        -           58
  Interest expense           (8,435)     (8,148)  (16,781) (16,206)  (127,994)
                          ---------  ----------  -------- -------- ----------
     Total Other Income
     (Expense)               (8,435)     (8,148)  (16,781) (16,206)  (434,697)

NET LOSS BEFORE MINORITY
INTEREST                    (12,218)    (15,438)  (33,514) (38,254)(1,057,064)

MINORITY INTEREST               -           -         -        -       70,943
                          ---------  ----------  -------- -------- ----------
NET LOSS                  $ (12,218) $  (15,438) $(33,514)$(38,254)$ (986,121)
                          =========  ==========  ======== ======== ==========
BASIC LOSS PER SHARE      $   (0.00) $    (0.00) $   (0.00) $ (0.00)
                          =========  ==========  ========= ========
BASIC WEIGHTED AVERAGE
 SHARES                   8,371,735   8,260,372  8,361,112 8,218,521
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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372 $ 67,254  $2,588,624 $(3,035,779)

Issuance of shares for services
 on October 29, 2001 at $0.35       60,000      600      20,400           -

Issuance of shares from exercise
 of warrants previously paid for
 on December 4, 2001             1,400,000   14,000     (14,000)          -

Net loss for the year ended
 December 31, 2001                       -        -           -     (171,130)
                                ---------- --------  ----------  -----------
Balance, December 31, 2001       8,185,372   81,854   2,595,024   (3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share                               75,000       750      6,750            -

Issuance of shares to directors
on October 19, 2002 at $0.10 per
share for services rendered         60,000       600      5,400            -

Issuance of shares for cash on
December 17, 2002 at $0.10 per
share                               30,000       300      2,700            -

Net loss for the year ended
December 31, 2002                        -         -          -      (76,307)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2002       8,350,372  $ 83,504 $2,609,874  $(3,283,216)

Issuance of shares for cash on
April 10, 2003 at $0.25 per
share (unaudited)                   24,000       240      5,760            -

Net loss for the six months
ended June 30, 2003 (unaudited)          -         -          -      (33,514)
                                 ---------  -------- ----------  -----------
Balance, June 30, 2003
(unaudited)                      8,374,372  $ 83,744 $2,615,634  $(3,316,730)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                    (986,121)
                                                                 -----------
Total Accumulated Deficit                                        $(3,316,730)
                                                                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                      From
                                                                  Inception on
                                                                     of the
                                                                  Development
                                                                     Stage
                                            For the                 January 1,
                                         Six Months Ended         1991 Through
                                             June 30,                June 30,
                                        2003           2002            2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $  (33,514)   $ (38,254)     $ (986,121)
Reconciliation of net loss to cash
used in operating activities:
  Common stock issued in lieu of
  services rendered and offset of
  advances                                -            -           119,300
  Amortization expense                    -            -             1,280
  Minority interest                       -            -           (53,173)
Change in operating assets and
liabilities:
  Decrease in prepaid expenses            -            -             1,920
  Increase (decrease) in accounts
   receivable                             -         12,301            (754)
  Increase in accounts payable          9,956        7,877          60,296
  Increase in accrued expenses         16,781       16,206         165,659
  Increase in advances from
   stockholders                           -            -            14,385
                                    ---------     --------     -----------
        Net Cash Used by
        Operating Activities           (6,777)      (1,870)       (677,208)
                                    ---------     --------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                  -            -           (69,400)
 Increase in value of investments         -            -           (70,700)
                                     --------     --------     -----------
        Net Cash Used by
        Investing Activities              -            -          (140,100)
                                     --------     --------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments of cash from related party      -            -           (23,025)
 Proceeds from notes payable - related
  parties                                 -            -           618,500
 Payments on notes payable - related
  parties                                 -            -           (45,000)
 Payment of dividend                      -            -            (6,400)
 Cash from minority shareholders          -            -           101,940
 Cash from sales of stock               6,000        7,500         174,000
                                    ---------     --------     -----------
       Net Cash Provided by
       Financing  Activities       $    6,000     $  7,500     $   820,015
                                    ---------     --------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                      From
                                                                  Inception on
                                                                     of the
                                                                  Development
                                                                     Stage
                                            For the                 January 1,
                                         Six Months Ended         1991 Through
                                             June 30,                June 30,
                                        2003           2002            2003
NET CHANGE IN CASH                  $     (777) $   5,630    $   2,707

CASH AT BEGINNING OF PERIOD              3,484      1,718            -
                                    ----------  ---------    ---------
CASH AT END OF PERIOD               $    2,707  $   7,348    $   2,707
                                    ==========  =========    =========
CASH PAID FOR:

Interest                            $      -     $     -      $   1,333
Income taxes                        $      -     $     -      $     -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                            $      -     $     -      $ 119,300
Common stock returned and canceled  $      -     $     -      $     195
Capital recognized from Subsidiary  $      -     $     -      $  87,798

The accompanying notes are an integral part of these consolidated financial statements.

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                  June 30, 2002 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management plans to seek another entity that wants to consummate an acquisition by allowing the purchasing entity to buy or exchange un-issued shares of the Company's common stock in order to become a part of a public company. Management believes its plans will provide the Company with the ability to continue in existence. In the interim, management has committed to cover the Company's operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT EVENT

During the six months ended June 30, 2003 the Company issued 24,000 shares of its common stock to various investors for cash at $0.25 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of June 30, 2003, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

         The Company had $2,707 in cash for the period ended June 30, 2003. Liquidity has primarily been provided by sales of "restricted securities."

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

Item 2.   Changes in Securities.
          ----------------------

          We issued 24,000 shares of our common stock to various investors for cash at $0.25 per share.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
          ------------------

          Sam Bono resigned as a director from the Company and there were no disputes with the Company or Mr. Bono.

          Subsequent to the date of this Report, we filed a Preliminary Proxy Statement regarding the amending and restating of our Articles of Incorporation with the Securities and Exchange Commission on August 13, 2003

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               31  302 Certification of Jack Burns

               32  906 Certification

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     G/O INTERNATIONAL, INC.


Date: 8/14/03                      By/s/Jack L. Burns
      --------------                 -------------------
                                     Jack L. Burns, Director
                                     President and Treasurer