Form 10QSB
period 2003-09-30
G/O INTERNATIONAL INC
filed 2003-11-14
CIK 928447

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                           September 30, 2003

                    Common Voting Stock - 8,374,372 shares

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

              September 30, 2003 and December 31, 2002

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                                               September 30,    December 31,
                                                   2003           2002
                                                 (Unaudited)
                              ASSETS
CURRENT ASSETS

 Cash                                              $     2,604   $     3,484
                                                   -----------   -----------
  Total Current Assets                                   2,604         3,484
                                                   -----------   -----------
  TOTAL ASSETS                                     $     2,604   $     3,484
                                                   ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $    54,563   $    32,439
 Accrued interest                                      163,313       137,998
 Advances from stockholders                             15,934        14,385
 Notes payable                                         408,500       408,500
                                                   -----------   -----------
  Total Current Liabilities                            642,310       593,322
                                                   -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, $0.01 par value, 5,000,000 shares
  authorized; none issued and outstanding                    -             -
 Common stock, $0.01 par value, 50,000,000 shares
  authorized; 8,374,372 and 8,350,372 shares issued
  and outstanding, respectively                         83,744        83,504
 Additional paid-in capital                          2,615,634     2,609,874
 Deficit accumulated prior to the development stage (2,330,609)   (2,330,609)
 Deficit accumulated during the development stage   (1,008,475)     (952,607)
                                                   -----------   -----------
  Total Stockholders' Equity (Deficit)                (639,706)     (589,838)
                                                   -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $     2,604   $     3,484
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                      From
                                                                  Inception on
                                                                     of the
                                                                  Development
                                                                     Stage
                                  For the          For the         January 1,
                            Three Months Ended  Nine Months Ended 1991 Through
                              September 30,       September 30,  September 30,
                           2003          2002    2003       2002      2003
REVENUES

  Sales                   $     -    $      -    $    -  $   3,750 $  312,965
  Cost of Sales                 -           -         -        -      293,956
                          ---------  ----------  -------- -------- -----------
  Gross Profit                  -           -         -      3,750     19,009
                          ---------  ----------  -------- -------- -----------
EXPENSES

  General and
  administrative             13,820       8,377    30,553   34,175    655,196
                          ---------  ----------  -------- -------- ----------
    Total Expenses           13,820       8,377    30,553   34,175    655,196
                          ---------  ----------  -------- -------- ----------
NET LOSS FROM OPERATIONS    (13,820)     (8,377)  (30,553) (30,425)  (636,187)

OTHER INCOME (EXPENSE)

  Write-down of goodwill        -           -         -        -     (306,761)
  Interest income               -           -         -        -           58
  Interest expense           (8,534)     (8,237)  (25,315) (24,443)  (136,528)
                          ---------  ----------  -------- -------- ----------
     Total Other Income
     (Expense)               (8,534)     (8,237)  (25,315) (24,443)  (443,231)

NET LOSS BEFORE MINORITY
INTEREST                    (22,354)    (16,614)  (55,868) (54,868)(1,079,418)

MINORITY INTEREST               -           -         -        -       70,943
                          ---------  ----------  -------- -------- ----------
NET LOSS                  $ (22,354) $  (16,614) $(55,868)$(54,868)(1,008,475)
                          =========  ==========  ======== ======== ==========
BASIC LOSS PER SHARE      $   (0.00) $    (0.00) $   (0.00) $ (0.01)
                          =========  ==========  ========= ========
BASIC WEIGHTED AVERAGE
 SHARES                   8,374,372   8,232,625 12,617,699 8,213,119
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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372 $ 67,254  $2,588,624 $(3,035,779)

Issuance of shares for services
 on October 29, 2001 at $0.35
 per share                          60,000      600      20,400           -

Issuance of shares from exercise
 of warrants previously paid for
 on December 4, 2001             1,400,000   14,000     (14,000)          -

Net loss for the year ended
 December 31, 2001                       -        -           -     (171,130)
                                ---------- --------  ----------  -----------
Balance, December 31, 2001       8,185,372   81,854   2,595,024   (3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share                               75,000       750      6,750            -

Issuance of shares to directors
on October 19, 2002 at $0.10 per
share for services rendered         60,000       600      5,400            -

Issuance of shares for cash on
December 17, 2002 at $0.10 per
share                               30,000       300      2,700            -

Net loss for the year ended
December 31, 2002                        -         -          -      (76,307)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2002       8,350,372  $ 83,504 $2,609,874  $(3,283,216)

Issuance of shares for cash on
April 10, 2003 at $0.25 per
share (unaudited)                   24,000       240      5,760            -

Net loss for the nine months
ended September 30, 2003
(unaudited)                              -         -          -      (55,868)
                                 ---------  -------- ----------  -----------
Balance, September 30, 2003
(unaudited)                      8,374,372  $ 83,744 $2,615,634  $(3,339,084)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                  (1,008,475)
                                                                 -----------
Total Accumulated Deficit                                        $(3,339,084)
                                                                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                      From
                                                                  Inception on
                                                                     of the
                                                                  Development
                                                                     Stage
                                            For the                 January 1,
                                        Nine Months Ended         1991 Through
                                         September 30,           September 30,
                                        2003           2002            2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $  (55,868)   $ (54,868)    $(1,008,475)
Reconciliation of net loss to cash
used in operating activities:
  Common stock issued in lieu of
  services rendered and offset of
  advances                                -            -           119,300
  Amortization expense                    -            -             1,280
  Minority interest                       -            -           (53,173)
Change in operating assets and
liabilities:
  Decrease in prepaid expenses            -            -             1,920
  Increase (decrease) in accounts
   receivable                             -         12,300            (754)
  Increase in accounts payable         22,124       14,028          72,464
  Increase in accrued expenses         25,315       24,443         174,193
  Increase in advances from
   stockholders                         1,549          -            15,934
                                    ---------     --------     -----------
        Net Cash Used by
        Operating Activities           (6,880)      (4,097)       (677,311)
                                    ---------     --------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                  -            -           (69,400)
 Increase in value of investments         -            -           (70,700)
                                     --------     --------     -----------
        Net Cash Used by
        Investing Activities              -            -          (140,100)
                                     --------     --------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments of cash from related party      -            -           (23,025)
 Proceeds from notes payable - related
  parties                                 -            -           618,500
 Payments on notes payable - related
  parties                                 -            -           (45,000)
 Payment of dividend                      -            -            (6,400)
 Cash from minority shareholders          -            -           101,940
 Cash from sales of stock               6,000        7,500         174,000
                                    ---------     --------     -----------
       Net Cash Provided by
       Financing  Activities       $    6,000     $  7,500     $   820,015
                                    ---------     --------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                      From
                                                                  Inception on
                                                                     of the
                                                                  Development
                                                                     Stage
                                            For the                 January 1,
                                        Nine Months Ended         1991 Through
                                         September 30,           September 30,
                                        2003           2002            2003
NET CHANGE IN CASH                  $     (880) $   3,403    $   2,604

CASH AT BEGINNING OF PERIOD              3,484      1,719            -
                                    ----------  ---------    ---------
CASH AT END OF PERIOD               $    2,604  $   5,122    $   2,604
                                    ==========  =========    =========
CASH PAID FOR:

Interest                            $      -     $     -      $   1,333
Income taxes                        $      -     $     -      $     -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                            $      -     $     -      $ 119,300
Common stock returned and canceled  $      -     $     -      $     195
Capital recognized from Subsidiary  $      -     $     -      $  87,798

The accompanying notes are an integral part of these consolidated financial statements.

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               September 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 3 -                         SIGNIFICANT EVENT

During the nine months ended September 30, 2003, the Company issued 24,000 shares of its common stock to various investors for cash at $0.25 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of September 30, 2003, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

         The Company had $2,604 in cash for the period ended September 30, 2003. Liquidity has primarily been provided by sales of "restricted securities."

Item 3.  Controls and Procedures.
         ------------------------

         Within the 90-day period prior to the filing of this Quarterly Report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the President and Treasurer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None; not applicable.

Item 2.   Changes in Securities.
          ----------------------

          We filed a Definitive Proxy Statement regarding amending and restating of our Articles of Incorporation with the Securities and Exchange Commission on August 21, 2003, whereby we increased the authorized capital to 55,000,000 shares, 50,000,000 common $.01 par value and 5,000,000 preferred
$.01 par value, among other amendments. See the Definitive Information Statement filed with the Securities and Exchange Commission on August 21, 2003, along with our Amended and Restated Articles of Incorporation that accompany this Quarterly Report. See Part II, Item 6.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

                3  Amended and Restated Articles of Incorporation*

               31  302 Certification of Jack Burns

               32  906 Certification

               Definitive Information Statement filed with the Securities and Exchange Commission on August 21, 2003*
                   Exhibits to Definitive Information Statement

                        Amended and Restated Articles of Incorporation*

                        * Incorporated by reference

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     G/O INTERNATIONAL, INC.


Date: 11/14/03                     By/s/Jack L. Burns
      --------------                 -------------------
                                     Jack L. Burns, Director
                                     President and Treasurer