Form 10KSB
period 2003-12-31
G/O INTERNATIONAL INC
filed 2004-04-14
CIK 928447

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

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

     Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Company's revenues for its most recent fiscal year:   December 31,
2003- $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 6, 2004 - $15,600.22. There are approximately 1,560,022 shares of common voting stock of our Company held by non-affiliates. During the past two years, there has been no "established public market" for shares our common voting stock, so we have arbitrarily valued these shares based on $0.01 par value per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes    No
                                                      ---   ---

     Not applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Company's classes of common equity, as of the latest practicable date:

     April 6, 2004: 8,530,372 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of our Company for the years ended December 31, 2002, 2001 and 2000, see the 10-KSB Annual Reports of our Company for the years then ended, filed March 31, 2003, filed
April 15, 2002 and filed March 30, 2001, respectively, and incorporated herein by reference. See Item 13, Part III.

Business.
---------

          Our Company has had no business operations since approximately December 15, 1989, except those of our majority-owned subsidiary, Waterbury Resources, Inc., a corporation organized under the laws of the Cayman Islands, BWI ("Waterbury"). Waterbury is engaged in the business of purchasing, training and selling thoroughbred horses in the United States and Europe. Horses are purchased and sold at public auction, some of which are in foal, at various times of their lives. The purchase price is largely dependent upon age, training and pedigree. All of these activities are conducted through independent contractors acting of our Company's behalf, and our Company has no employees. Horses are usually purchased as yearlings, and sold at two years, following training.

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

Item 2.  Description of Property.
         ------------------------

          Other than cash of approximately $3,836 at December 31, 2003, we have no assets or property; our Company's principal executive office address and telephone number are the business office address and telephone number of its President, Jack L. Burns, and are provided at no cost because of their nominal use.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         On August 21, 2003, we filed a Definitive Proxy Statement with the Securities and Exchange Commission regarding amending and restating our Articles of Incorporation. We changed our existing Articles of Incorporation by: (i) eliminating the recitation of numerous specific powers of the Company in favor of a statement that the Company can engage in any lawful business for which corporations are organized under the Colorado Corporation and Association Act (the "Colorado Law"); (ii) eliminating classes of common stock and increasing our authorized shares from 20,000,000 shares of common stock to 55,000,000 authorized shares, 50,000,000 of which are common and 5,000,000 of which are preferred; (iii) allowing the Company to take action by the written consent of less than all of the stockholders without a meeting, provided the requisite number of votes necessary to effect the particular action have voted in favor of the particular action in accordance with Colorado Law; (iv) codifying the Colorado Law regarding the right of our Company to indemnify and hold directors, executive officers and others harmless from certain liabilities for actions taken on behalf of our Company; (v) allowing the Board of Directors the authority to effect re-capitalizations in the form of forward and reverse splits of our outstanding securities without stockholder approval; and (vi) allowing our Board of Directors to change the name of our Company without shareholder approval. See our Definitive Proxy Statement in Part III,
Item 13.

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

          The range of high and low bid quotations for our Company's common stock during the each quarter of the calendar years ended December 31, 2002 and 2003, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2002                          1.25                0.32

June 30, 2002                           2.00                0.52

September 30, 2002                      0.52                0.52

December 31, 2002                       0.52                0.52

March 31, 2003                          0.52                0.41

June 30, 2003                           0.41                0.20

September 30, 2003                      0.20                0.20

December 31, 2003                       0.20                0.20


Recent Sales of Restricted Securities.
--------------------------------------

         The following table reflects the sales of our unregistered securities during the past two years:


     Common Stock
     ------------
                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------

Shares for cash       4/11/02             75,000             $ 7,500

Directors            10/19/02             60,000             Services valued
                                                             at $0.10

Shares for cash      12/17/02             30,000             $ 3,000

Shares for cash       4/10/03             60,000             $ 6,000

Directors            10/15/03             60,000             Services valued
                                                             at $0.10

Shares for cash       11/5/03             60,000             $ 6,000

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

Holders.
--------

          The number of record holders of our Company's common stock as of April 6, 2004, was approximately 769.

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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

          We have not adopted any Equity Compensation Plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

          Our Company's only material operations and revenues from operations during the last calendar year were those of Waterbury, which is now a 50.49%-owned subsidiary.

          During the year ended December 31, 2003, our Company and its subsidiaries had total expenses of $78,915 while receiving $0 in revenues for a loss of $(78,915); our Company received $3,750 in revenues, offset by cost of sales of $0, and with total expenses of $80,057 during the year ended December 31, 2002, for a loss of ($76,307).

Liquidity.
----------

          During the next twelve months, our Company's only foreseeable cash requirements will relate to maintaining our good standing in the State of Colorado. Management anticipates that our Company's current cash reserves of approximately $3,836 will be insufficient to pay for our administrative expenses for the next 12 months. In the event that additional funding is required in order to keep our Company in good standing, we may attempt to raise such funding through a private placement of its common stock to "accredited investors" or "sophisticated investors."

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

          During the year ended December 31, 2003, our Company sold 120,000 shares of our common stock for $12,000.

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the year ended
          December 31, 2003

          Independent Auditor's Report

          Consolidated Balance Sheet - December 31, 2003

          Consolidated Statements of Operations for the years ended December 31, 2003, and 2002, and from inception on January 1, 1991 to December 31, 2003

          Consolidated Statements of Stockholders' Equity (Deficit) for the period January 1, 1991 to December 31,
          2003

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, and 2002, and from inception on January 1, 1991 to December 31, 2003

          Notes to Consolidated Financial Statements

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

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

Notes to the Consolidated Financial Statements . . . . . . . . 12

                   INDEPENDENT AUDITORS' REPORT

Directors and Stockholders
G/O International, Inc. and Subsidiary
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of G/O International, Inc. and Subsidiary (a development stage company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage (January 1, 1991) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G/O International, Inc. and Subsidiary (a development stage company) at December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and from inception of development stage (January 1, 1991) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company is in the development stage and has limited assets, limited working capital, has sustained losses during its development stage, and has capital deficiencies, which together raise substantial doubt about its ability to continue as a going concern. Management=s plans regarding those matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/HJ & Associates, LLC
Salt Lake City, Utah
April 2, 2004

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                            ASSETS
                                                            December 31,
                                                               2003
CURRENT ASSETS

 Cash                                                        $      3,836
                                                             ------------
  Total Current Assets                                              3,836
                                                             ------------
  TOTAL ASSETS                                               $      3,836
                                                             ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                            $     57,392
 Accrued interest-accounts payable                                  2,482
 Notes payable (Note 6)                                           408,500
 Accrued interest-notes payable (Note 6)                          169,528
 Advances from stockholders (Note 4)                               14,385
 Accrued interest-advances from stockholders (Note 4)               2,302
                                                             ------------
  Total Current Liabilities                                       654,589
                                                             ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.01 par value, 5,000,000 shares authorized;
  None issued and outstanding                                           -
 Common stock, $0.01 par value, 50,000,000 shares authorized:
  8,530,372 shares issued and outstanding                          85,304
 Additional paid-in capital                                     2,626,074
 Accumulated deficit prior to the development stage            (2,330,609)
 Deficit accumulated during the development stage              (1,031,522)
                                                             ------------
  Total Stockholders' Equity (Deficit)                           (650,753)
                                                             ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $      3,836
                                                             ============

                                4
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                    From
                                                                Inception of
                                                              the Development
                                                                  Stage on
                                                                 January 1,
                                      For the Years Ended          1991 to
                                          December 31,           December 31,
                                       2003         2002             2003
REVENUES

 Sales and winnings                      $       - $     3,750  $  312,965
 Cost of Sales                                   -           -     293,956
                                         ---------  ----------   ---------
 Gross Profit                                    -       3,750      19,009
                                         ---------  ----------   ---------
EXPENSES

 General and administrative                 42,601      46,227     667,244
                                         ---------  ----------   ---------
  Total Expenses                            42,601      46,227     667,244
                                         ---------  ----------   ---------
LOSS FROM OPERATIONS                       (42,601)    (42,477)   (648,235)
                                         ---------  ----------   ---------
OTHER INCOME (EXPENSE)

 Write-down of goodwill                        -         -        (306,761)
 Interest income                               -         -              58
 Interest expense                          (36,314)    (33,830)   (147,527)
                                         ---------  ----------   ---------
  Total Other Income (Expense)             (36,314)    (33,830)   (454,230)
                                         ---------  ----------   ---------
LOSS BEFORE MINORITY INTEREST              (78,915)    (76,307) (1,102,465)
                                         ---------  ----------   ---------
MINORITY INTEREST                           -            -          70,943
                                         ---------  ----------   ---------
NET LOSS                                 $ (78,915) $  (76,307)$(1,031,522)
                                         =========  ==========   =========
BASIC LOSS PER SHARE                     $   (0.01) $    (0.01)
                                         =========  ==========
BASIC WEIGHTED AVERAGE SHARES            8,318,852   8,253,427
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

                G/O INTERNATIONAL, INC. AND SUBSIDARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372    67,254  2,588,624  $(3,035,779)

Issuance of shares for services
on October 29, 2001 at $0.35 per
share                               60,000       600     20,400

Issuance of shares from exercise
of warrants previously paid for
on December 4, 2001              1,400,000    14,000    (14,000)         -

Net loss for the year ended
December 31, 2001                      -         -          -       (171,130)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2001       8,185,372  $ 81,854 $2,595,024  $(3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share                               75,000       750      6,750            -

Issuance of shares to directors
on October 19, 2002 at $0.10 per
share for services rendered         60,000       600      5,400            -

Issuance of shares for cash on
December 17, 2002 at $0.10 per
share                               30,000       300      2,700            -

Net loss for the year ended
December 31, 2002                        -         -          -      (76,307)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2002       8,350,372  $ 83,504 $2,609,874  $(3,283,216)

Common stock issued for cash at
$0.10 per share, April 10, 2003     60,000       600      5,400            -

Common stock issued to directors
for services at $0.10 per share,
October 15, 2003                    60,000       600      5,400            -

Common stock issued for cash
at $0.10 per share, November 5,
2003                                60,000       600      5,400            -

Net loss for the year ended
December 31, 2003                        -         -          -      (78,915)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2003       8,530,372  $ 85,304 $2,626,074  $(3,362,131)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                  (1,031,552)
                                                                 -----------
Total Accumulated Deficit                                        $(3,362,131)
                                                                 ===========
                              9
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                                                             From Inception of
                                                              the Development
                                                                 Stage on
                                                                 January 1,
                                       For the Years Ended        1991 to
                                          December 31,          December 31,
                                       2003         2002           2003
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                          $  (78,915)   $   (76,307)$(1,031,522)
   Reconciliation of net loss to cash
   used in operating activities:
     Common stock issued in lieu of
     services rendered and offset of
     advances                             6,000          6,000     125,300
     Amortization expense                     -              -       1,280
     Minority interest                        -              -     (53,173)
   Change in operating assets and
   liabilities:
     Decrease in prepaid expenses             -              -       1,920
     (Increase) decrease in accounts
     receivable                               -         12,301        (754)
     Increase in accounts payable        24,953         15,442      75,293
     Increase in accrued expenses        36,314         33,830     185,192
     Increase in advances from
      stockholders                            -              -      14,385
                                      ---------      ---------   ---------
        Net Cash Used by
        Operating Activities            (11,648)        (8,734)   (682,079)
                                      ---------      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                      -              -     (69,400)
 (Increase) decrease of horses                -              -     (70,700)
                                      ---------      ---------   ---------
        Net Cash (Used) by
        Investing Activities                  -              -    (140,100)
                                      ---------      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury           -              -     (23,025)
 Proceeds from notes payable -
  related parties                             -              -     618,500
 Payments on notes payable - related
  parties                                     -              -     (45,000)
 Payment of dividend                          -              -      (6,400)
 Cash from minority shareholders              -              -     101,940
 Cash from sales of stock                12,000         10,500     180,000
                                       --------      ---------   ---------
        Net Cash Provided by
        Financing Activities           $ 12,000      $  10,500   $ 826,015
                                       --------      ---------   ---------

                                10
The accompanying notes are an integral part of these consolidated financial statements.

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                             From Inception of
                                                              the Development
                                                                  Stage on
                                                                 January 1,
                                      For the Years Ended         1991 to
                                          December 31,          December 31,
                                       2003         2002           2003
NET CHANGE IN CASH                 $         352   $     1,766 $  3,836

CASH AT BEGINNING OF PERIOD                3,484         1,718        -
                                   -------------   ----------- --------
CASH AT END OF PERIOD              $       3,836   $     3,484 $  3,836
                                   =============   =========== ========
CASH PAID FOR:

  Interest                         $           -  $         -  $  1,333
  Income taxes                     $           -  $         -  $      -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                           $       6,000  $     6,000  $125,300
Common stock returned and canceled $           -  $         -  $    195
Capital recognized from Subsidiary $           -  $         -  $ 87,798

                                11
The accompanying notes are an integral part of these consolidated financial statements.

                G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Basic Loss Per Share

     The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                     Loss       Shares    Per Share
                                (Numerator)  (Denominator)  Amount

     For the year ended
     December 31, 2002        $    (76,307)   8,253,427      $   (0.01)
                              ============    =========      =========
     For the year ended
     December 31, 2003        $    (78,915)   8,318,852      $   (0.01)
                              ============    =========      =========

     b.   Use of Estimates

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2003 and 2002

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

     e. Newly Issued Accounting Pronouncements

     During the year ended December 31, 2003, the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operations:

          *    SFAS No. 143, Accounting for Asset Retirement Obligations;
          *    SFAS No.145, Rescission of FASB Statements 4, 44, and 64,
               amendment of Statement 13, and Technical Corrections;
          *    SFAS No. 146, Accounting for Exit or Disposal Activities;
          *    SFAS No. 147, Acquisitions of certain Financial
               Institutions;
          *    SFAS No. 147, Acquisitions of certain Financial
               Institutions;
          *    SFAS No. 148, Accounting for Stock Based Compensation;
          * SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; and
          * SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

     In addition, during the year ended December 31, 2003, FASB
     Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

     f.   Revenue Recognition

     For the year ended December 31, 2003, the Company received no proceeds from horse winnings. Such proceeds were the Company's only (potential) revenue source for the year ended December 31, 2003. The Company recognizes winnings revenue when the cash is received.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2003 and 2002

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

NOTE 4 -  ADVANCES FROM STOCKHOLDERS

     Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0 % per annum, and are repayable on demand as funds become available. Total advances amounted to $14,385 at December 31, 2003, and related accrued interest amounted to $2,302.

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2003 and 2002

NOTE 5 -  CAPITAL TRANSACTIONS (Continued)

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2003 and 2002

NOTE 5 -  CAPITAL TRANSACTIONS (Continued)

     In April 2003 the Company issued 60,000 common shares for cash at a per share price of $0.10.

     In October 2003 the Company issued 60,000 common shares to directors at a per share price of $0.10 for services rendered.

     In November 2003 the Company issued 60,000 common shares for cash at a per share price of $0.10.

NOTE 6 - NOTES PAYABLE
                                                             December 31,
                                                                 2003
     Notes payable consisted of the following:

     Note payable to an unrelated entity,
      dated at various dates, bearing interest at 8% fixed
      interest rate, unsecured and due on demand.            $    203,500

     Note payable to an unrelated entity,
      dated at various dates, bearing interest at 8% fixed
      interest rate, unsecured and due on demand.                 205,000
                                                             ------------
          Total notes payable                                     408,500

          Less: current portion                                  (408,500)
                                                             ------------
          Total Long-term Debt                               $          -
                                                             ============
     Maturities of long-term debt are as follows:

     Years Ending December 31,
          2004                $    408,500
          2005                           -
          2006                           -
          2007                           -
          2008                           -
          2009 and thereafter            -
                              ------------
          Total               $    408,500
                              ============

     Accrued interest payable associated with these notes was $169,528 at December 31, 2003.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                         December 31, 2003 and 2002

NOTE 7 -  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2003, the Company issued 60,000 shares of common stock to related parties as consideration for services rendered. The shares were valued at $0.10 per shares, for a total compensation expense for $6,000.

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

     Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
                                           2003           2002
               Deferred tax assets:
               NOL Carryover           $    158,500   $    148,745

               Deferred tax liabilities:          -              -

               Valuation allowance         (158,500)      (148,745)
                                        -----------   ------------
               Net deferred tax asset   $         -   $          -
                                        ===========   ============

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                             2003           2002

     Book loss                           $    (30,740)  $    (29,968)
     Stock for services/options expense         2,340          2,440
     Valuation allowance                       28,400         27,528
                                         ------------   ------------
                                         $          -   $          -
                                         ============   ============

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $400,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Notes to the Consolidated Financial Statements (Continued)
                    December 31, 2003 and 2002

NOTE 8 - INCOME TAX (Continued)

     limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 - GOING CONCERN

     The Company has experienced losses totaling $1,031,522 from the inception of its development stage. The Company also has limited assets and operating capital with a stockholders= deficit of $650,753 at December 31, 2003. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     As of December 31, 2003 and 2002, the Company owned 50.49% of Waterbury Resources, Inc. due to its purchase of 200,000 shares of Waterbury's common stock. Accordingly, Waterbury is fully consolidated in the December 31, 2003 consolidated financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None.

Item 8(a). Controls and Procedures.
           ------------------------

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the President and Treasurer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Sam Bono            Director             7/95             6/03

          *    These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Jack L. Burns, President, Treasurer and Director. Mr. Burns, age 74, graduated from the University of Florida in 1959 with a Master of Science degree in Engineering. He spent 26 years with Exxon Corporation, holding various senior management positions in the U.S., Australia, Far East and Middle East. At the time of his election to retire, he was Vice President of Esso Middle East, a wholly-owned subsidiary of Exxon Corporation. Since retiring in 1985, Mr. Burns has been a private investor and has been engaged in charitable activities as a National Trustee of the Society of St. Vincent de Paul.

          Michael L. Caswell, Vice President, Secretary and Director. Mr. Caswell is 56 years of age. He graduated from Texas A & M University in 1970 with a Bachelor of Science degree in Petroleum Engineering. He has been the President of CasKids Operating Company (Houston, Texas) since August 1983. CasKids is engaged in the oil and gas business. Mr. Caswell is responsible for the engineering, geological engineering and management of CasKids and the properties it operates.

Family Relationships.
---------------------

          There are no family relationships between any directors or executive officers of our Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years and to the knowledge of management, no present or former director, person nominated to become a director, executive officer, promoter or control person of our Company:

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Jack L. Burns filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on October 20, 2003, disclosing the "restricted securities" he received in consideration of services rendered during fiscal 2003. See the Summary Compensation Table,
Part III, Item 10.

          Michael L. Caswell filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on October 22, 2003, disclosing the "restricted securities" he received in consideration of services rendered during fiscal 2003. See the Summary Compensation Table,
Part III, Item 10.

Code of Ethics.
---------------

         Our Company has adopted a Code of Ethics which is attached to this Annual Report as Exhibit 14. See Part III, Item 13.

Audit Committee.
----------------

         We have no audit committee and believe, based upon our limited operations that one is not necessary.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)         (h)    (i)

                                              Secur-
                                              ities              All
Name and   Year or               Other  Rest- Under-       LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying        Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options      outs  ensat'n
------------------------------------------------------------------------

Jack L.       12/31/01  -0-  -0-  -0-   20000   -0-        -0-  -0-
Burns         12/31/02  -0-  -0-  -0-   20000   -0-        -0-  -0-
Pres.         12/31/03  -0-  -0-  -0-   40000   -0-        -0-  -0-
Treasurer
and Director

Sam Bono      12/31/01  -0-  -0-  -0-   20000   -0-        -0-  -0-
Director      12/31/02  -0-  -0-  -0-   20000   -0-        -0-  -0-
              12/31/03  -0-  -0-  -0-     -0-   -0-        -0-  -0-

Michael L.    12/31/01  -0-  -0-  -0-   20000   -0-        -0-  -0-
Caswell       12/31/02  -0-  -0-  -0-   20000   -0-        -0-  -0-
Vice Pres.,   12/31/03  -0-  -0-  -0-   20000   -0-        -0-  -0-
and Director

(1) Each of our Company's directors was issued 20,000 shares of "restricted securities" (common stock) during the calendar years ended December 31, 2003, 2002, 2001, and 2000, for services rendered during those years, with the exception of Jack Burns who was issued 40,000 shares in 2003, at a value of $0.10, $0.10, $0.35, $0.25 per share, respectively.

Bonuses and Deferred Compensation.
----------------------------------

          None.

Compensation Pursuant to Plans.
-------------------------------

          None.

Pension Table.
--------------

          None; not applicable.

Other Compensation.
-------------------

          None.

Compensation of Directors.
--------------------------

          At a special meeting of our Company's Board of Directors, held October 4, 1995, the Board of Directors unanimously resolved to pay to each director of our Company 10,000 shares of "restricted securities" (common stock) valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, the Board of Directors resolved to increase the amount of annual compensation to 20,000 shares of "restricted securities" (common stock,), valued at $0.01 per share. As of the date of this Annual Report, 160,000 "unregistered" and "restricted" shares have been issued to each of the following directors of our Company, pursuant to this resolution: Jack L. Burns; Michael L. Caswell; and Sam Bono; however, the shares issued during the years ended December 31, 2000 were valued at $0.25 per share to coincide with the cash price of other securities sold by our Company at that time. The shares issued during the years ended December 31, 2001 were valued at $0.35 per share and the shares issued during the year ended December 31, 2003 and 2002 were valued at $0.10.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of the date of this Annual Report:


                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially
Owned
----------------            --------            ----------------------------

David M. Klausmeyer           9.79%                          835,000
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.         9.79%                          835,000
11440 W. Bernardo Ct., #300
San Diego, California  92127

Charlie Investments, Ltd.    18.02%                        1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.     18.02%                        1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

George R. Jarkesy            19.40%                        1,655,000
5902 Havenwoods Dr.
Houston, Texas 77066

                             ------                       ----------
     Totals:                 75.02%                        6,400,000


          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of our Company's directors and executive officers as of the date of this Annual Report:



                          Percentage                     Number
Name and Address           of Class            of Shares Beneficially Owned*
----------------           --------            -----------------------------


Jack L. Burns                2.11%                          180,350
11849 Wink
Houston, Texas  77024

Michael L. Caswell           2.24%                          190,000(1)
3637 W. Alabama, #400
Houston, Texas  77027
                            ------                          -------
All directors and executive
officers as a group          4.34%                           370,350
(2 persons)

          * 30,000 of these shares are held in the name of M.L. Caswell Investments, which is a "doing business as" name of Mr. Caswell.

          Each of these individuals has sole investment and voting power with regard to the securities listed opposite his name. See Part III, Item 9 for information concerning the offices or other capacities in which the foregoing persons serve with our Company.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          There have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

         None; not applicable.

Transactions with Promoters.
----------------------------

          There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.*
         ---------------------------------

Reports on Form 8-K.

        None.

Exhibits*

          (i)
                                          Where Incorporated
                                         in this Annual Report
                                         ---------------------
Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2000**

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2001**

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2002**

          (ii)

Exhibit
Number               Description
------               -----------

 14            Code of Ethics

 21            Subsidiaries

 31            302 Certification of Jack L. Burns

 32            906 Certification

          * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2003 and 2002:


     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $8,225         $7,332

     Audit-related fees                $    0         $    0

     Tax fees                          $    0         $    0

     All other fees                    $    0         $    0
                                       ------         ------
     Total fees                        $8,225         $7,332


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of G/O's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    G/O INTERNATIONAL, INC.


Date: 4/14/2004                     By/s/Jack L. Burns
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


Date: 4/14/2004                     By/s/Jack L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer



Date: 4/13/2004                     By/s/Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary