Form 10QSB
period 2004-03-31
G/O INTERNATIONAL INC
filed 2004-05-21
CIK 928447

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to __________________


                       Commission File No. 000-24688


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

                             March 31, 2004

                    Common Voting Stock - 8,530,372 shares

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2004 and December 31, 2003

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                           (Unaudited)


                                             March 31,      December 31,
                                                2004           2003
                                            (Unaudited)
CURRENT ASSETS

Cash                                      $    3,028          $    3,836
                                          ----------          ----------
          Total Current Assets                 3,028               3,836
                                          ----------          ----------
          TOTAL ASSETS                    $    3,028          $    3,836
                                          ==========          ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                     $   58,903          $   57,392
     Accrued interest                        183,339             174,312
     Advances from stockholders               14,385              14,385
     Notes payable                           408,500             408,500
                                          ----------          ----------
          Total Current Liabilities          665,127             654,589
                                          ----------          ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, $0.01 par value,
      20,000,000 shares authorized;
      8,530,372 shares issued and
      outstanding                             85,304              85,304
     Additional paid-in capital            2,626,074           2,626,074
     Accumulated deficit prior to
      the development stage               (2,330,609)         (2,330,609)
     Deficit accumulated during
      the development stage               (1,042,868)         (1,031,522)
                                         -----------         -----------
      Total Stockholders' Equity
       Deficit)                             (662,099)           (650,753)
                                         -----------         -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY
          (DEFICIT)                      $     3,028         $     3,836
                                         ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                               From
                                                            Inception on
                                                             January 1,
                                For the Three Months Ended     1991 to
                                        March 31,             March 31,
                                 2004           2003           2004
REVENUES

   Sales and Winnings         $      -       $      -         $    312,965
   Cost of Sales                     -              -              293,956
                              --------       --------         ------------
     Gross Profit                    -              -               19,009
                              --------       --------         ------------
EXPENSES

   General and administrative    2,319         12,950              669,563
                              --------       --------         ------------
     Total Expenses              2,319         12,950              669,563
                              --------       --------         ------------
LOSS FROM OPERATIONS            (2,319)       (12,950)            (650,554)
                              --------       --------         ------------
OTHER INCOME (EXPENSE)

   Write-down of goodwill            -              -             (306,761)
   Interest income                   -              -                   58
   Interest expense             (9,027)        (8,346)            (156,554)
                              --------       --------         ------------
    Total Other Income (Expense)(9,027)        (8,346)            (463,257)
                              --------       --------         ------------
LOSS BEFORE MINORITY INTEREST  (11,346)       (21,296)          (1,113,811)

MINORITY INTEREST                    -              -               70,943
                              --------       --------         ------------
NET LOSS                      $(11,346)      $(21,296)        $ (1,042,868)
                              ========       ========         ============
BASIC LOSS PER SHARE          $  (0.00)      $  (0.00)
                              ========       ========
BASIC WEIGHTED AVERAGE SHARES 8,318,852     8,253,427
                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                           (Unaudited)
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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372 $ 67,254  $2,588,624 $(3,035,779)

Issuance of shares for services
 on October 29, 2001 at $0.35
 per share                          60,000      600      20,400           -

Issuance of shares from exercise
 of warrants previously paid for
 on December 4, 2001             1,400,000   14,000     (14,000)          -

Net loss for the year ended
 December 31, 2001                       -        -           -     (171,130)
                                ---------- --------  ----------  -----------
Balance, December 31, 2001       8,185,372   81,854   2,595,024   (3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share                               75,000       750      6,750            -

Issuance of shares to directors
on October 19, 2002 at $0.10 per
share for services rendered         60,000       600      5,400            -

Issuance of shares for cash on
December 17, 2002 at $0.10 per
share                               30,000       300      2,700            -

Net loss for the year ended
December 31, 2002                        -         -          -      (76,307)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2002       8,350,372  $ 83,504 $2,609,874  $(3,283,216)

Common stock issued for cash
at $0.10 per share, April 10, 2003  60,000       600      5,400            -

Common stock issued to directors
for services at $0.10 per share,
October 5, 2003                     60,000       600      5,400            -

Common stock issued for cash at
$0.10 per share, November 5,
2003                                60,000       600      5,400            -

Net loss for the year ended
December 31, 2003                        -         -          -      (78,915)
                                 ---------  -------- ----------  -----------
Balance, September 30, 2003
(unaudited)                      8,530,372  $ 85,304 $2,626,074  $(3,362,131)
                                 ---------  -------- ----------  -----------


The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  8,530,372 $ 85,304  $2,626,074 $(3,362,131)

Net loss for the three months
ended March 31, 2004 (unaudited)         -        -           -     (11,346)
                                 --------- --------  ---------- -----------
Balance, March 31, 2004
(unaudited)                      8,530,372 $ 85,304  $2,626,074 $(3,373,477)
                                 ========= ========  ========== ===========
Deficit accumulated prior to the development stage              $(2,330,609)
Deficit accumulated during the development stage                 (1,042,868)
                                                                -----------
Total Accumulated Deficit                                       $(3,373,477)
                                                                ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                                                                From
                                                            Inception on
                                                             January 1,
                                For the Three Months Ended    1991 to
                                          March 31,           March 31,
                                  2004           2003           2004
CASH FLOWS FROM OPERATING
ACTIVITIES

     Net loss                 $ (11,346)    $ (21,296)  $ (1,042,868)
     Reconciliation of net
     loss to cash used
     in operating activities:
       Common stock issued in
       lieu of services
       rendered and offset of
       advances                       -             -        125,300
       Amortization expense           -             -          1,280
       Minority interest              -             -        (53,173)
     Change in operating assets
     and liabilities:
       Decrease in prepaid expenses   -             -          1,920
       (Increase) in accounts
       receivable                     -             -           (754)
       Increase in accounts
       payable                    1,511        12,127         76,804
       Increase in accrued
       expenses                   9,027         8,345        194,219
       Increase (decrease) in
       advances from stockholders     -             -         14,385
                               --------    ----------   ------------
         Net Cash Used by
         Operating Activities      (808)         (824)      (682,887)
                               --------    ----------   ------------
CASH FLOWS FROM INVESTING
ACTIVITIES

     Purchase of investments          -             -        (69,400)
     Purchase of horses               -             -        (70,700)
                               --------    ----------   ------------
         Net Cash Used by
         Investing Activities         -             -       (140,100)
                               --------    ----------   ------------
CASH FLOWS FROM FINANCING
ACTIVITIES

     Disposition of cash from
     Waterbury                        -             -        (23,025)
     Proceeds from notes payable -
     related parties                  -             -        618,500
     Payments on notes payable -
     related parties                  -             -        (45,000)
     Payment of dividend              -             -         (6,400)
     Cash from minority shareholders  -             -        101,940
     Cash from sales of stock         -             -        180,000
                                -------    ----------   ------------
        Net Cash Provided from
        Financing Activities    $     -    $        -   $    826,015
                                -------    ----------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                                                       From
                                                       Inception on
                                                       January 1,
                         For the Three Months Ended         1991 to
                                   March 31,           March 31,
                         2004           2003           2004
NET CHANGE IN CASH            $    (808)    $    (824)    $    3,028

CASH AT BEGINNING OF PERIOD       3,836         3,484              -
                              ---------     ---------     ----------
CASH AT END OF PERIOD         $   3,028     $   2,660     $    3,028
                              =========     =========     ==========
CASH PAID FOR:

     Interest                 $       -     $       -     $    1,333
     Income taxes             $       -     $       -     $        -

NON-CASH ITEMS

     Common stock issued in
     lieu of services rendered
     and offset of advances   $       -     $       -     $  125,300
     Common stock returned and
     canceled                 $       -     $       -     $      195
     Capital recognized from
     Subsidiary               $       -     $       -     $   87,798


              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2004 and December 31, 2003

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of March 31, 2004, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

         The Company had $3,028 in cash for the period ended March 31, 2004. Liquidity has primarily been provided by sales of "restricted securities."

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

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

                                     G/O INTERNATIONAL, INC.


Date: 5/21/04                        By/s/Jack L. Burns
      --------------                 -------------------
                                     Jack L. Burns, Director
                                     President and Treasurer