Form 10QSB
period 2004-06-30
G/O INTERNATIONAL INC
filed 2004-08-23
CIK 928447

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]


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

                             June 30, 2004

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

                June 30, 2004 and December 31, 2003

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                         (Unaudited)


                                                    June 30,   December 31,
                                                      2004        2003
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                              $     2,899    $    3,836
                                                   -----------    ----------
  Total Current Assets                                   2,899         3,836
                                                   -----------    ----------
  TOTAL ASSETS                                     $     2,899    $    3,836
                                                   ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $    66,798    $  57,392
 Accrued interest                                      192,366      174,312
 Advances from stockholders                             14,385       14,385
 Notes payable                                         408,500      408,500
                                                   -----------    ---------
  Total Current Liabilities                            682,049      654,589
                                                   -----------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized; 8,530,372 shares issued and outstanding   85,304       85,304
 Additional paid-in capital                          2,626,074    2,626,074
 Accumulated deficit prior to the development stage (2,330,609)  (2,330,609)
 Deficit accumulated during the development stage   (1,059,919)  (1,031,522)
                                                   -----------   ----------
  Total Stockholders' Equity (Deficit)                (679,150)    (650,753)
                                                   -----------   ----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $     2,899   $    3,836
                                                   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Statements of Operations
                         (Unaudited)

                                                                   From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                              For the         For the            January 1,
                        Three Months Ended Six Months Ended     1991 Through
                              June 30,        June 30,            June 30,
                         2004         2003  2004      2003         2004
REVENUES

 Sales                  $       -  $      -  $      - $      -  $     312,965
 Cost of Sales                  -         -         -        -        293,956
                        ---------  --------  -------- --------  -------------
 Gross Profit                   -         -         -        -         19,009
                        ---------  --------  -------- --------  -------------
EXPENSES

 General and
  administrative            8,024     3,783    10,343   16,733        677,587
                        ---------  --------  -------- --------  -------------
    Total Expenses          8,024     3,783    10,343   16,733        677,587
                        ---------  --------  -------- --------  -------------
NET LOSS FROM OPERATIONS   (8,024)   (3,783)  (10,343) (16,733)      (658,578)
                        ---------  --------  -------- --------  -------------
OTHER INCOME (EXPENSE)

 Write-down of goodwill         -         -         -        -       (306,761)
 Interest income                -         -         -        -             58
 Interest expense          (9,027)   (8,435)  (18,054) (16,781)      (165,581)
                        ---------  --------  -------- --------  -------------
    Total Other Income
    (Expense)              (9,027)   (8,435)  (18,054) (16,781)      (472,284)
                        ---------  --------  -------- --------  -------------
NET LOSS BEFORE MINORITY
 INTEREST                 (17,051)  (12,218)  (28,397) (33,514)    (1,130,862)

MINORITY INTEREST               -         -         -        -         70,943
                        ---------  --------  -------- --------  -------------
NET LOSS                $ (17,051) $(12,218) $(28,397)$(33,514) $  (1,059,919)
                        =========  ========  ======== ========  =============

BASIC LOSS PER SHARE    $   (0.00) $  (0.00) $  (0.00)$  (0.00)
                        =========  ========  ======== ========
BASIC WEIGHTED AVERAGE
 SHARES                 8,318,852 8,371,735 8,318,852 8,361,112
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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,725,372 $ 67,254  $2,588,624 $(3,035,779)

Issuance of shares for services
 on October 29, 2001 at $0.35
 per share                          60,000      600      20,400           -

Issuance of shares from exercise
 of warrants previously paid for
 on December 4, 2001             1,400,000   14,000     (14,000)          -

Net loss for the year ended
 December 31, 2001                       -        -           -     (171,130)
                                ---------- --------  ----------  -----------
Balance, December 31, 2001       8,185,372   81,854   2,595,024   (3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share                               75,000       750      6,750            -

Issuance of shares to directors
on October 19, 2002 at $0.10 per
share for services rendered         60,000       600      5,400            -

Issuance of shares for cash on
December 17, 2002 at $0.10 per
share                               30,000       300      2,700            -

Net loss for the year ended
December 31, 2002                        -         -          -      (76,307)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2002       8,350,372  $ 83,504 $2,609,874  $(3,283,216)

Common stock issued for cash
at $0.10 per share, April 10, 2003  60,000       600      5,400            -

Common stock issued to directors
for services at $0.10 per share,
October 5, 2003                     60,000       600      5,400            -

Common stock issued for cash at
$0.10 per share, November 5,
2003                                60,000       600      5,400            -

Net loss for the year ended
December 31, 2003                        -         -          -      (78,915)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2003       8,530,372  $ 85,304 $2,626,074  $(3,362,131)
                                 ---------  -------- ----------  -----------


The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance, December 31, 2003       8,530,372 $ 85,304  $2,626,074 $(3,362,131)

Net loss for the six months
ended June 30, 2004 (unaudited)          -        -           -     (28,397)
                                 --------- --------  ---------- -----------
Balance, June 30, 2004
(unaudited)                      8,530,372 $ 85,304  $2,626,074 $(3,390,528)
                                 ========= ========  ========== ===========
Deficit accumulated prior to the development stage              $(2,330,609)
Deficit accumulated during the development stage                 (1,059,919)
                                                                -----------
Total Accumulated Deficit                                       $(3,390,528)
                                                                ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                         (Unaudited)

                                                                     From
                                                                 Inception on
                                                                   January 1,
                                    For the Six Months Ended        1991 to
                                           June 30,                 June 30,
                                       2004             2003          2004

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                               $ (28,397)   $ (33,514)   $(1,059,919)
 Reconciliation of net loss to cash used
  in operating activities:
  Common stock issued in lieu of services
   rendered and offset of advances              -            -        125,300
  Amortization expense                          -            -          1,280
  Minority interest                             -            -        (53,173)
 Change in operating assets and liabilities:
  Decrease in prepaid expenses                  -            -          1,920
  (Increase) in accounts receivable             -            -           (754)
  Increase in accounts payable              9,406        9,956         84,699
  Increase in accrued expenses             18,054       16,781        203,246
  Increase (decrease) in advances from
   stockholders                                 -            -         14,385
                                         --------    ---------    -----------
   Net Cash Used by Operating
    Activities                               (937)      (6,777)      (683,016)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                        -            -        (69,400)
 Purchase of horses                             -            -        (70,700)
                                         --------    ---------    -----------
  Net Cash Used by Investing
   Activities                                   -            -       (140,100)
                                         --------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury             -            -        (23,025)
 Proceeds from notes payable
  related parties                               -            -        618,500
 Payments on notes payable   related parties    -            -        (45,000)
 Payment of dividend                            -            -         (6,400)
 Cash from minority shareholders                -            -        101,940
 Cash from sales of stock                       -        6,000        180,000
                                         --------    ---------    -----------
  Net Cash Provided from Financing
   Activities                            $      -    $   6,000    $   826,015
                                         --------    ---------    -----------
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                         (Unaudited)

                                                                     From
                                                                 Inception on
                                                                   January 1,
                                    For the Six Months Ended        1991 to
                                           June 30,                 June 30,
                                       2004             2003          2004

NET CHANGE IN CASH                  $    (937)      $   (777)    $      2,899

CASH AT BEGINNING OF PERIOD             3,836          3,484                -
                                    ---------       --------     ------------
CASH AT END OF PERIOD               $   2,899       $  2,707     $      2,899
                                    =========       ========     ============
CASH PAID FOR:

 Interest                           $       -       $      -     $      1,333
 Income taxes                       $       -       $      -     $          -

NON-CASH ITEMS

 Common stock issued in lieu of services
  rendered and offset of advances   $       -       $      -     $    125,300
 Common stock returned and canceled $       -       $      -     $        195
 Capital recognized from Subsidiary $       -       $      -     $     87,798


The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management plans to seek another entity that wants to consummate an acquisition by allowing the purchasing entity to buy or exchange un-issued shares of the Company's common stock in order to become a part of a public company. Management believes its plans will provide the Company with the ability to continue in existence. In the interim, management has committed to meeting its operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of June 30, 2004, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

         The Company had $2,899 in cash for the period ended June 30, 2004, with liabilities of $682,049. Liquidity has primarily been provided by sales of "restricted securities."

Item 3.  Controls and Procedures.
         ------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


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

                                     G/O INTERNATIONAL, INC.


Date: 8/23/04                        By/s/Jack L. Burns
      --------------                 -------------------
                                     Jack L. Burns, Director
                                     President and Treasurer