Form 10QSB
period 2004-09-30
G/O INTERNATIONAL INC
filed 2004-11-17
CIK 928447

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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


                          874 Strey Lane, Apt. 561
                           Houston, Texas  77024
                           ---------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (713) 783-1204

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                          September 30, 2004

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2004 and December 31, 2003

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets
                         (Unaudited)


                                                September 30,   December 31,
                                                      2004        2003
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                              $       550    $    3,836
                                                   -----------    ----------
  Total Current Assets                                     550         3,836
                                                   -----------    ----------
  TOTAL ASSETS                                     $       550    $    3,836
                                                   ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                  $    67,116    $  57,392
 Accrued interest                                      201,410      174,312
 Advances from stockholders                             14,385       14,385
 Notes payable                                         408,500      408,500
                                                   -----------    ---------
  Total Current Liabilities                            691,411      654,589
                                                   -----------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $0.01 par value, 20,000,000 shares
  authorized; 8,530,372 shares issued and outstanding   85,304       85,304
 Additional paid-in capital                          2,626,074    2,626,074
 Accumulated deficit prior to the development stage (2,330,609)  (2,330,609)
 Deficit accumulated during the development stage   (1,071,630)  (1,031,522)
                                                   -----------   ----------
  Total Stockholders' Equity (Deficit)                (690,861)    (650,753)
                                                   -----------   ----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $       550   $    3,836
                                                   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Statements of Operations
                         (Unaudited)

                                                                   From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                              For the         For the            January 1,
                        Three Months Ended  Nine Months Ended     1991 Through
                          September 30,       September 30,      September 30,
                         2004         2003  2004      2003         2004
REVENUES

 Sales                  $       -  $      -  $      - $      -  $     312,965
 Cost of Sales                  -         -         -        -        293,956
                        ---------  --------  -------- --------  -------------
 Gross Profit                   -         -         -        -         19,009
                        ---------  --------  -------- --------  -------------
EXPENSES

 General and
  administrative            2,667    13,820    13,010   30,553        680,254
                        ---------  --------  -------- --------  -------------
    Total Expenses          2,667    13,820    13,010   30,553        680,254
                        ---------  --------  -------- --------  -------------
NET LOSS FROM OPERATIONS   (2,667)  (13,820)  (13,010) (30,553)      (661,245)
                        ---------  --------  -------- --------  -------------
OTHER INCOME (EXPENSE)

 Write-down of goodwill         -         -         -        -       (306,761)
 Interest income                -         -         -        -             58
 Interest expense          (9,044)   (8,534)  (27,098) (25,315)      (174,625)
                        ---------  --------  -------- --------  -------------
    Total Other Income
    (Expense)              (9,044)   (8,534)  (27,098) (25,315)      (481,328)
                        ---------  --------  -------- --------  -------------
NET LOSS BEFORE MINORITY
 INTEREST                 (11,711)  (22,354)  (40,108) (55,868)    (1,142,573)

MINORITY INTEREST               -         -         -        -         70,943
                        ---------  --------  -------- --------  -------------
NET LOSS                $ (11,711) $(22,354) $(40,108)$(55,868) $  (1,071,630)
                        =========  ========  ======== ========  =============

BASIC LOSS PER SHARE    $   (0.00) $  (0.00) $  (0.00)$  (0.00)
                        =========  ========  ======== ========
BASIC WEIGHTED AVERAGE
 SHARES                 8,318,852 8,374,372 8,318,852 12,617,699
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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance, December 31, 2003       8,530,372 $ 85,304  $2,626,074 $(3,362,131)

Net loss for the nine months
ended September 30, 2004
(unaudited)                              -        -           -     (40,108)
                                 --------- --------  ---------- -----------
Balance, September 30, 2004
(unaudited)                      8,530,372 $ 85,304  $2,626,074 $(3,402,239)
                                 ========= ========  ========== ===========
Deficit accumulated prior to the development stage              $(2,330,609)
Deficit accumulated during the development stage                 (1,071,630)
                                                                -----------
Total Accumulated Deficit                                       $(3,402,239)
                                                                ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                         (Unaudited)

                                                                     From
                                                                 Inception on
                                                                   January 1,
                                    For the Nine Months Ended        1991 to
                                          September 30,          September 30,
                                       2004             2003          2004

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                               $ (40,108)   $ (55,868)   $(1,071,630)
 Reconciliation of net loss to cash used
  in operating activities:
  Common stock issued in lieu of services
   rendered and offset of advances              -            -        125,300
  Amortization expense                          -            -          1,280
  Minority interest                             -            -        (53,173)
 Change in operating assets and liabilities:
  Decrease in prepaid expenses                  -            -          1,920
  (Increase) in accounts receivable             -            -           (754)
  Increase in accounts payable              9,724       22,124         85,017
  Increase in accrued expenses             27,098       25,315        212,290
  Increase in advances from
   stockholders                                 -        1,549         14,385
                                         --------    ---------    -----------
   Net Cash Used by Operating
    Activities                             (3,286)      (6,880)      (685,365)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                        -            -        (69,400)
 Purchase of horses                             -            -        (70,700)
                                         --------    ---------    -----------
  Net Cash Used by Investing
   Activities                                   -            -       (140,100)
                                         --------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury             -            -        (23,025)
 Proceeds from notes payable
  related parties                               -            -        618,500
 Payments on notes payable   related parties    -            -        (45,000)
 Payment of dividend                            -            -         (6,400)
 Cash from minority shareholders                -            -        101,940
 Cash from sales of stock                       -        6,000        180,000
                                         --------    ---------    -----------
  Net Cash Provided from Financing
   Activities                            $      -    $   6,000    $   826,015
                                         --------    ---------    -----------
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                         (Unaudited)

                                                                     From
                                                                 Inception on
                                                                   January 1,
                                    For the Nine Months Ended       1991 to
                                           September 30,         September 30,
                                       2004             2003          2004

NET CHANGE IN CASH                  $  (3,286)      $   (880)    $        550

CASH AT BEGINNING OF PERIOD             3,836          3,484                -
                                    ---------       --------     ------------
CASH AT END OF PERIOD               $     550       $  2,604     $        550
                                    =========       ========     ============
CASH PAID FOR:

 Interest                           $       -       $      -     $      1,333
 Income taxes                       $       -       $      -     $          -

NON-CASH ITEMS

 Common stock issued in lieu of services
  rendered and offset of advances   $       -       $      -     $    125,300
 Common stock returned and canceled $       -       $      -     $        195
 Capital recognized from Subsidiary $       -       $      -     $     87,798


The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
            September 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of September 30, 2004, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. All of the revenues received by the Company were generated by Waterbury. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

         The Company had $550 in cash for the period ended September 30, 2004, with liabilities of $691,411. Liquidity has primarily been provided by sales of "restricted securities."

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

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

                                     G/O INTERNATIONAL, INC.


Date: 11/15/04                       By/s/Jack L. Burns
      --------------                 -------------------
                                     Jack L. Burns, Director
                                     President and Treasurer