Form 10KSB
period 2004-12-31
G/O INTERNATIONAL INC
filed 2005-04-13
CIK 928447

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

                   Commission File No. 000-24688


                       G/O INTERNATIONAL, INC.
                       -----------------------
          (Name of Small Business Issuer in its Charter)

         COLORADO                                        76-0025986
         --------                                        ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                     874 Strey Lane, Apt. 561
                      Houston, Texas  77024
                      ---------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (713) 827-0588

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Company's revenues for its most recent fiscal year:   December 31,
2004- $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 12, 2005 - $17,000.22. There are approximately 1,700,022 shares of common voting stock of our Company held by non-affiliates. During the past two years, there has been no "established public market" for shares of our common voting stock, so we have arbitrarily valued these shares based on $0.01 par value per share.

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

     April 12, 2005: 8,590,372 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of our Company for the years ended December 31, 2003, 2002, 2001 and 2000, see our 10-KSB Annual Reports for the years then ended, filed April 14, 2004, filed March 31, 2003, filed April 15, 2002 and filed March 30, 2001, respectively, and incorporated herein by reference. See Part III, Item 13.

Business.
---------

          Our Company has had no business operations since approximately December 15, 1989, except those of our majority-owned subsidiary, Waterbury Resources, Inc., a corporation organized under the laws of the Cayman Islands, BWI ("Waterbury"). Waterbury is engaged in the business of purchasing, training and selling thoroughbred horses in the United States and Europe. Horses are purchased and sold at public auction, some of which are in foal, at various times of their lives. The purchase price is largely dependent upon age, training and pedigree. All of these activities are conducted through independent contractors acting on our Company's behalf, and our Company has no employees. Horses are usually purchased as yearlings, and sold at two years, following training.

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

Item 2.  Description of Property.
         ------------------------

          Other than cash of approximately $511 at December 31, 2004, we have no assets or property; our Company's principal executive office address and telephone number are the business office address and telephone number of its President, Jack L. Burns, and are provided at no cost because of their nominal use.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matters were submitted to a vote of our stockholders during the fourth quarter of this calendar year.

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.
----------------------------------------

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

          The range of high and low bid quotations for our Company's common stock during each quarter of the calendar years ended December 31, 2003 and 2004, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2003                          0.52                0.41

June 30, 2003                           0.41                0.20

September 30, 2003                      0.20                0.20

December 31, 2003                       0.20                0.20

March 31, 2004                          0.20                0.20

June 30, 2004                           0.20                0.18

September 30, 2004                      0.18                0.15

December 31, 2004                       0.17                0.17

Holders.
--------

          The number of record holders of our Company's common stock as of April 12, 2005, was approximately 768.

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

Recent Sales of Restricted Securities; Use of Proceeds of Registered
Securities.
-----------

         The following table reflects the sales of our unregistered securities during the past two years:

     Common Stock
     ------------
                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------
Shares for cash      04/10/03             60,000             $ 6,000

Directors            10/15/03             60,000             Services valued
                                                             at $0.10

Shares for cash      11/05/03             60,000             $ 6,000

Directors            10/15/04             60,000             Services valued
                                                             at $0.10

          All outstanding securities of our Company except those sold during the year ended December 31, 2004, are available for sale under Rule 144 of the Securities and Exchange Commission. Future sales of any of these "restricted securities" or any securities that may be issued in the future may have an adverse effect on any public market that may develop in the common stock of our Company.

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

Use of Proceeds of Registered Securities.
-----------------------------------------

          There were no proceeds received during the calendar year ended December 31, 2004, for the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

          There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2004.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

          Our Company's only material operations and revenues from operations during the last calendar year were those of Waterbury, which is now a 50.49%-owned subsidiary. Those operations were nil.

          During the year ended December 31, 2004, our Company and its subsidiaries had total expenses of $62,317 while receiving $0 in revenues for a loss of $(62,317); our Company received $0 in revenues, with total expenses of $78,915 during the year ended December 31, 2003, for a loss of ($78,915).

Liquidity.
----------

          During the next twelve months, our Company's only foreseeable cash requirements will relate to maintaining our good standing in the State of Colorado. Management anticipates that our Company's current cash reserves of approximately $511 will be insufficient to pay for our administrative expenses for the next 12 months. In the event that additional funding is required in order to keep our Company in good standing, we may attempt to raise such funding through a private placement of its common stock to "accredited investors" or "sophisticated investors."

          At the present time, management has no plans to offer or sell any securities of our Company. However, at such time as our Company may decide to engage in such activities, management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to our Company under applicable federal and state laws, including sales exempt under Regulation S. $6,000 was received from the sale of our equity securities during calendar 2003.

Item 7.  Financial Statements.
         ---------------------

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

                             CONTENTS



Report of Independent Registered Public Accounting Firm. . . .  F-3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations  . . . . . . . . . . . .  F-5

Consolidated Statements of Stockholders Equity (Deficit) . . .  F-6

Consolidated Statements of Cash Flows  . . . . . . . . . . . . F-11

Notes to the Consolidated Financial Statements . . . . . . . . F-13

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
G/O International, Inc. and Subsidiary
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of G/O International, Inc. and Subsidiary (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage (January 1, 1991) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of G/O International, Inc. and Subsidiary (a development stage company) as of December 31, 2004 and 2003 and from inception of the development stage (January 1, 1991) to December 31, 2004 and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 9 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
April 6, 2005

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                    Consolidated Balance Sheet
                       December 31, 2004

                            ASSETS

CURRENT ASSETS

 Cash                                                        $        511
                                                             ------------
  Total Current Assets                                                511
                                                             ------------
  TOTAL ASSETS                                               $        511
                                                             ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                            $     74,000
 Accrued interest-accounts payable                                  4,762
 Notes payable (Note 6)                                           408,500
 Accrued interest-notes payable (Note 6)                          202,297
 Advances from stockholders (Note 4)                               14,385
 Accrued interest-advances from stockholders (Note 4)               3,637
                                                             ------------
  Total Current Liabilities                                       707,581
                                                             ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.01 par value, 5,000,000 shares authorized;
  None issued and outstanding                                           -
 Common stock, $0.01 par value, 50,000,000 shares authorized:
  8,590,372 shares issued and outstanding                          85,904
 Additional paid-in capital                                     2,631,474
 Accumulated deficit prior to the development stage            (2,330,609)
 Deficit accumulated during the development stage              (1,093,839)
                                                             ------------
  Total Stockholders' Equity (Deficit)                           (707,070)
                                                             ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $        511
                                                             ============

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                                    From
                                                                Inception of
                                                              the Development
                                                                  Stage on
                                                                 January 1,
                                      For the Years Ended          1991 to
                                          December 31,           December 31,
                                       2002         2003             2004
REVENUES

 Sales and winnings                      $       - $         -  $  312,965
 Cost of Sales                                   -           -     293,956
                                         ---------  ----------   ---------
 Gross Profit                                    -           -      19,009
                                         ---------  ----------   ---------
EXPENSES

 General and administrative                 25,933      42,601     693,177
                                         ---------  ----------   ---------
  Total Expenses                            25,933      42,601     693,177
                                         ---------  ----------   ---------
LOSS FROM OPERATIONS                       (25,933)    (42,601)   (674,168)
                                         ---------  ----------   ---------
OTHER INCOME (EXPENSE)

 Write-down of goodwill                        -         -        (306,761)
 Interest income                               -         -              58
 Interest expense                          (36,384)    (36,314)   (183,911)
                                         ---------  ----------   ---------
  Total Other Income (Expense)             (36,384)    (36,314)   (490,614)
                                         ---------  ----------   ---------
LOSS BEFORE MINORITY INTEREST              (62,317)    (78,915) (1,164,782)
                                         ---------  ----------   ---------
MINORITY INTEREST                                -           -      70,943
                                         ---------  ----------   ---------
NET LOSS                                 $ (62,317) $  (78,915)$(1,093,839)
                                         =========  ==========   =========
BASIC LOSS PER SHARE                     $   (0.01) $    (0.01)
                                         =========  ==========
BASIC WEIGHTED AVERAGE SHARES            8,545,372   8,318,852
                                         =========  ==========

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,135,372    61,354  2,339,226   (2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)
                                 ---------  -------- ---------- -----------
Balance, December 31, 1998       6,215,372 $  62,154 $2,387,426 $(2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -

Capital recognized from subsidiary     -         -        87,798         -

Net loss for the year ended
 December 31, 1999                     -         -            -      (26,929)
                                 ---------   -------  ---------- -----------
Balance, December 31, 1999       6,315,372    63,154   2,490,224  (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share                          350,000     3,500      84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600      14,400         -

Net loss for the year
ended December 31, 2000                -         -           -      (475,133)
                                 ---------  --------  ---------- -----------
Balance, December 31, 2000       6,725,372  $ 67,254  $2,588,624 $(3,035,779)
                                 ---------  --------  ---------- -----------
Issuance of shares for services
on October 29, 2001 at $0.35 per
share                               60,000       600     20,400
                                 ---------  --------  ---------- -----------
Balance forward                  6,785,372    67,854  2,609,024  $(3,035,779)
                                 ---------  --------  ---------- -----------


The accompanying notes are an integral part of these consolidated financial statements.

                G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,785,372    67,854  2,609,024  $(3,035,779)

Issuance of shares from exercise
of warrants previously paid for
on December 4, 2001              1,400,000    14,000    (14,000)         -

Net loss for the year ended
December 31, 2001                      -         -          -       (171,130)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2001       8,185,372  $ 81,854 $2,595,024  $(3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share                               75,000       750      6,750            -

Issuance of shares to directors
on October 19, 2002 at $0.10 per
share for services rendered         60,000       600      5,400            -

Issuance of shares for cash on
December 17, 2002 at $0.10 per
share                               30,000       300      2,700            -

Net loss for the year ended
December 31, 2002                        -         -          -      (76,307)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2002       8,350,372  $ 83,504 $2,609,874  $(3,283,216)

Common stock issued for cash at
$0.10 per share, April 10, 2003     60,000       600      5,400            -

Common stock issued to directors
for services at $0.10 per share,
October 15, 2003                    60,000       600      5,400            -

Common stock issued for cash
at $0.10 per share, November 5,
2003                                60,000       600      5,400            -

Net loss for the year ended
December 31, 2003                        -         -          -      (78,915)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2003       8,530,372  $ 85,304 $2,626,074  $(3,362,131)
                                 ---------  -------- ----------  -----------


The accompanying notes are an integral part of these consolidated financial statements.

                G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  8,530,372    85,304  2,626,074  $(3,362,131)

Common stock issued to directors
for services at $0.10 per share,
October 2004                       60,000       600      5,400            -

Net loss for the year ended
December 31, 2004                        -         -          -      (62,317)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2004       8,590,372  $ 85,904 $2,631,474  $(3,424,448)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                  (1,093,839)
                                                                 -----------
Total Accumulated Deficit                                        $(3,424,448)
                                                                 ===========
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows

                                                             From Inception of
                                                              the Development
                                                                 Stage on
                                                                 January 1,
                                       For the Years Ended        1991 to
                                          December 31,          December 31,
                                       2004         2003           2004
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                          $  (62,317)   $   (78,915)$(1,093,839)
   Reconciliation of net loss to cash
   used in operating activities:
     Common stock issued in lieu of
     services rendered and offset of
     advances                             6,000          6,000     131,300
     Amortization expense                     -              -       1,280
     Minority interest                        -              -     (53,173)
   Change in operating assets and
   liabilities:
     Decrease in prepaid expenses             -              -       1,920
     (Increase) decrease in accounts
     receivable                               -              -        (754)
     Increase in accounts payable        16,608         24,953      91,901
     Increase in accrued expenses        36,384         36,314     221,576
     Increase in advances from
      stockholders                            -              -      14,385
                                      ---------      ---------   ---------
        Net Cash Used by
        Operating Activities             (3,325)       (11,648)   (685,404)
                                      ---------      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                      -              -     (69,400)
 (Increase) decrease of horses                -              -     (70,700)
                                      ---------      ---------   ---------
        Net Cash (Used) by
        Investing Activities                  -              -    (140,100)
                                      ---------      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury           -              -     (23,025)
 Proceeds from notes payable -
  related parties                             -              -     618,500
 Payments on notes payable - related
  parties                                     -              -     (45,000)
 Payment of dividend                          -              -      (6,400)
 Cash from minority shareholders              -              -     101,940
 Cash from sales of stock                     -         12,000     180,000
                                       --------      ---------   ---------
        Net Cash Provided by
        Financing Activities           $      -      $  12,000   $ 826,015
                                       --------      ---------   ---------

The accompanying notes are an integral part of these consolidated financial statements.

               G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                             From Inception of
                                                              the Development
                                                                  Stage on
                                                                 January 1,
                                      For the Years Ended         1991 to
                                          December 31,          December 31,
                                       2004         2003           2004
NET CHANGE IN CASH                 $      (3,325)  $       352 $    511

CASH AT BEGINNING OF PERIOD                3,836         3,484        -
                                   -------------   ----------- --------
CASH AT END OF PERIOD              $         511   $     3,836 $    511
                                   =============   =========== ========
CASH PAID FOR:

  Interest                         $           -  $         -  $  1,333
  Income taxes                     $           -  $         -  $      -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                           $       6,000  $     6,000  $131,300
Common stock returned and canceled $           -  $         -  $    195
Capital recognized from Subsidiary $           -  $         -  $ 87,798

The accompanying notes are an integral part of these consolidated financial statements.

                G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Basic Loss Per Share

     The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                    Loss          Shares        Per Share
                                (Numerator)   (Denominator)      Amount

      For the year ended
      December 31, 2003          $(78,915)      8,318,852       $  (0.01)

      For the year ended
      December 31, 2004          $(62,317)      8,545,372       $  (0.01)

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      e. Newly Issued Accounting Pronouncements

      On December 16, 2004 the FASB issued SFAS No. 123, Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e.  Newly Issued Accounting Pronouncements (Continued)

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

      In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

      In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e. Newly Issued Accounting Pronouncements (Continued)

      The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

NOTE 3 - BANKRUPTCY FILING

      On February 4, 1986, the Company filed a voluntary petition pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. At the time of its filing, the Company had liabilities in excess of $950,000.

      In accordance with the Company's Second Amended Plan of Reorganization the creditors were broken down into nine separate classes for individual satisfaction. A total of $1,496 of debt was paid in cash, $562,098 of debt was paid through transfer of a secured property interest, and the balance of $338,061 of debt was satisfied through the issuance of 338,062 shares of its previously unissued common stock. On March 13, 1992 the Bankruptcy Court issued its final decree and the Chapter 11 bankruptcy was closed.

NOTE 4 - ADVANCES FROM STOCKHOLDERS

      Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0 % per annum, and are repayable on demand as funds become available. Total advances amounted to $14,385 at December 31, 2004, and related accrued interest amounted to $3,637.

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 5 - CAPITAL TRANSACTIONS (Continued)

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 5 - CAPITAL TRANSACTIONS (Continued)

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

      In October 2004, the Company issued 60,000 shares of its common stock for services valued at $6,000 or $0.10 per share.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 6 - NOTES PAYABLE
                                                             December 31,
                                                              2004

      Notes payable consisted of the following:

      Note payable to an unrelated entity, dated at various dates, bearing interest at 8% fixed interest rate, unsecured and
       due on demand.                                                $203,500

      Note payable to an unrelated entity, dated at various dates, bearing interest at 8% fixed interest rate, unsecured and
       due on demand.                                                 205,000
                                                                     --------
            Total notes payable                                       408,500

            Less: current portion                                    (408,500)
                                                                     --------
            Total Long-term Debt                                     $      -
                                                                     ========
      Maturities of long-term debt are as follows:

      Years Ending December 31,
            2005                                     $408,500
            2006                                            -
            2007                                            -
            2008                                            -
            2009                                            -
            2010 and thereafter                             -
                                                     --------
            Total                                    $408,500
                                                     ========

      Accrued interest payable associated with these notes was $202,297 at December 31, 2004.

NOTE 7 - RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2004, the Company issued 60,000 shares of common stock to related parties as consideration for services rendered. The shares were valued at $0.10 per shares, for a total compensation expense of $6,000.

      At 12/31/04 the Company's subsidiary had two outstanding loans totaling $408,500, plus $202,298 in accrued interest. A director of Waterbury, the subsidiary of the Company, has management control over both Waterbury and the note holder.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

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

      Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:
                                                  2004          2003

        Deferred tax assets:
           NOL Carryover                        $162,500       $158,500

        Deferred tax liabilities:                      -              -

        Valuation allowance                     (162,500)      (158,500)
                                               ---------      ---------
        Net deferred tax asset                 $       -      $       -
                                               =========      =========


      The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                  2004           2003

      Book income                              $ (24,304)     $ (30,740)
      Stock for services/options expense           2,340          2,340
      Valuation allowance                         21,964         28,400
                                               ---------      ---------
                                               $       -      $       -
                                               =========      =========

     At December 31, 2004, the Company had net operating loss carryforwards of approximately $400,000 that may be offset against future taxable income from the year 2003 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 9 - GOING CONCERN

     The Company has experienced losses totaling $1,093,839 from the inception of its development stage. The Company also has limited assets and operating capital with a stockholders deficit of $707,070 at December 31, 2004. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management's plans to maintain the financial viability of the Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide the Company with the wherewithal to continue in existence.
     In the interim management is committed to meeting its operating expenses.

     The Company's management have, over the last year, reviewed a number of investment opportunities presented to them, and entered into several non-binding letters of intent to acquire existing companies. However, no transactions were finalized. The Company's management continues to receive proposals and screens them through professionals retained to provide analysis. Upon receipt of a satisfactory proposal, which the Company is actively seeking, that will provide the best potential for value to the Company's shareholders, the Company will move forward with an acquisition transaction.

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

     As of December 31, 2004 and 2003, the Company owned 50.49% of Waterbury Resources, Inc. due to its purchase of 200,000 shares of Waterbury's common stock. Accordingly, Waterbury is fully consolidated in the December 31, 2004 consolidated financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

Item 8(a). Controls and Procedures.
           ------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
------------------------------

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

Business Experience.
--------------------

          Jack L. Burns, President, Treasurer and Director. Mr. Burns, age 75, graduated from the University of Florida in 1959 with a Master of Science degree in Engineering. He spent 26 years with Exxon Corporation, holding various senior management positions in the U.S., Australia, Far East and Middle East. At the time of his election to retire, he was Vice President of Esso Middle East, a wholly-owned subsidiary of Exxon Corporation. Since retiring in 1985, Mr. Burns has been a private investor and has been engaged in charitable activities as a National Trustee of the Society of St. Vincent de Paul.

          Michael L. Caswell, Vice President, Secretary and Director. Mr. Caswell is 57 years of age. He graduated from Texas A & M University in 1970 with a Bachelor of Science degree in Petroleum Engineering. He has been the President of CasKids Operating Company (Houston, Texas) since August 1983. CasKids is engaged in the oil and gas business. Mr. Caswell is responsible for the engineering, geological engineering and management of CasKids and the properties it operates.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Jack L. Burns filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on October 20, 2003, disclosing the "restricted securities" he received in consideration of services rendered during fiscal 2003. Mr. Burns received an additional 40,000 shares of our common stock that are "restricted securities" on October 15, 2004, and has yet to file his Form 4 in that respect; it is anticipated that such Form 4 will be filed within the next 10 days; it was due on or about October 17, 2004. See the Summary Compensation Table,
Part III, Item 10.

          Michael L. Caswell filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on October 22, 2003, disclosing the "restricted securities" he received in consideration of services rendered during fiscal 2003. Mr. Caswell received an additional 20,000 shares of our common stock that are "restricted securities" on October 15, 2004, and has yet to file his Form 4 in that respect; it is anticipated that such Form 4 will be filed within the next 10 days; it was due on or about October 17, 2004. See the Summary Compensation Table, Part III, Item 10.

Code of Ethics.
---------------

         Our Company has adopted a Code of Ethics which was attached to our 2003 Annual Report on Form 10-KSB as Exhibit 14. See Part III, Item 13.

Audit Committee.
----------------

         We have no audit committee and believe, based upon our limited operations, that one is not necessary.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)         (h)    (i)

                                              Secur-
                                              ities              All
Name and   Year or               Other  Rest- Under-       LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying        Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options      outs  ensat'n
------------------------------------------------------------------------

Jack L.       12/31/02  -0-  -0-  -0-   20000   -0-        -0-  -0-
Burns         12/31/03  -0-  -0-  -0-   40000   -0-        -0-  -0-
Pres.         12/31/04  -0-  -0-  -0-   40000   -0-        -0-  -0-
Treasurer
and Director

Michael L.    12/31/02  -0-  -0-  -0-   20000   -0-        -0-  -0-
Caswell       12/31/03  -0-  -0-  -0-   20000   -0-        -0-  -0-
Vice Pres.,   12/31/04  -0-  -0-  -0-   20000   -0-        -0-  -0-
and Director

(1) Each of our Company's directors was issued 20,000 shares of "restricted securities" (common stock) during the calendar years ended December 31, 2003, 2002, 2001, and 2000, for services rendered during those years, with the exception of Jack L. Burns, who was issued 40,000 shares in 2004 and 2003, at a value of $0.10, $0.10, $0.35, $0.25 per share, respectively.

Bonuses and Deferred Compensation.
----------------------------------

          None.

Compensation Pursuant to Plans.
-------------------------------

          None.

Pension Table.
--------------

          None; not applicable.

Other Compensation.
-------------------

          None.

Compensation of Directors.
--------------------------

          At a special meeting of our Company's Board of Directors, held October 4, 1995, the Board of Directors unanimously resolved to pay to each director of our Company 10,000 shares of "restricted securities" (common stock) valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, the Board of Directors resolved to increase the amount of annual compensation to 20,000 shares of "restricted securities" (common stock,), valued at $0.01 per share. As of the date of this Annual Report, 160,000 "unregistered" and "restricted" shares have been issued to each of the following directors of our Company, pursuant to this resolution: Jack L. Burns; Michael L. Caswell; and Sam Bono; however, Mr. Burn's compensation was increased to 40,000 shares per year for calendar years commencing in 2003. The shares issued during the years ended December 31, 2000, were valued at $0.25 per share to coincide with the cash price of other securities sold by our Company at that time. The shares issued during the years ended December 31, 2001, were valued at $0.35 per share; and the shares issued during the year ended December 31, 2004, 2003 and 2002 were valued at $0.10.

Employment Contracts.
---------------------

          None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

         There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with our Company or its subsidiaries, any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of the date of this Annual Report:


                            Percentage                     Number
Name and Address            of Class              of Shares Beneficially
Owned
----------------            --------            ----------------------------

David M. Klausmeyer           9.95%                          855,000
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.         9.95%                          855,000
11440 W. Bernardo Ct., #300
San Diego, California  92127

Charlie Investments, Ltd.    17.90%                        1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.     17.90%                        1,537,500
P. O. Box 2097
Grand Cayman
British West Indies

George R. Jarkesy            19.50%                        1,675,000
5902 Havenwoods Dr.
Houston, Texas 77066

                             ------                       ----------
     Totals:                 75.20%                        6,460,000


          Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the share holdings of our Company's directors and executive officers as of the date of this Annual Report:

                          Percentage                     Number
Name and Address           of Class            of Shares Beneficially Owned*
----------------           --------            -----------------------------
Jack L. Burns                2.57%                          220,350
11849 Wink
Houston, Texas  77024

Michael L. Caswell           2.24%                          210,000(1)
3637 W. Alabama, #400
Houston, Texas  77027
                            ------                          -------
All directors and executive
officers as a group          5.01%                           430,350
(2 persons)

          * 30,000 of these shares are held in the name of M.L. Caswell Investments, which is a "doing business as" name of Mr. Caswell.

          Each of these individuals has sole investment and voting power with regard to the securities listed opposite his name. See Part III, Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with our Company.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          At December 31, 2004, the Company's subsidiary had two outstanding loans totaling $408,500, plus $202,298 in accrued interest. A director of Waterbury, the subsidiary of the Company, has management control over both Waterbury and the note holder.

          Except as noted above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our Company to own of record or beneficially more than five percent of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2001**

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2002**

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2003**

          (ii)

Exhibit
Number               Description
------               -----------

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

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2004, and 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $7,200         $8,225

     Audit-related fees                $    0         $    0

     Tax fees                          $  295         $    0

     All other fees                    $    0         $    0
                                       ------         ------
     Total fees                        $7,495         $8,225


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


Date: 4/14/2005                     By/s/Jack L. Burns
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


Date: 4/14/2005                     By/s/Jack L. Burns
      ------------                      ----------------------
                                        Jack L. Burns, Director
                                        President and Treasurer



Date: 4/14/2005                     By/s/Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary