Form 10QSB
period 2005-03-31
G/O INTERNATIONAL INC
filed 2005-05-20
CIK 928447

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                              FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                             March 31, 2005

                    Common Voting Stock - 8,590,372 shares

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2005 and December 31, 2004

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheet


                                             March 31,      December 31,
                                                2005           2004
                                            (Unaudited)
CURRENT ASSETS

Cash                                      $      359          $      511
                                          ----------          ----------
          Total Current Assets                   359                 511
                                          ----------          ----------
          TOTAL ASSETS                    $      359          $      511
                                          ==========          ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                     $   65,428          $   74,000
     Accrued interest-accounts payable         5,332               4,762
     Notes payable                           408,500             408,500
     Accrued interest-notes payable          210,355             202,297
     Advances from stockholders               26,385              14,385
     Accrued interest-advances from
     stockholders                              4,066               3,637
                                          ----------          ----------
          Total Current Liabilities          720,066             707,581
                                          ----------          ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, $0.01 par value,
     5,000,000 shares authorized; None
     issued and outstanding                        -                   -
     Common stock, $0.01 par value,
     50,000,000 shares authorized;
     8,590,372 shares issued and
     outstanding                              85,904              85,904
     Additional paid-in capital            2,631,474           2,631,474
     Accumulated deficit prior to
      the development stage               (2,330,609)         (2,330,609)
     Deficit accumulated during
      the development stage               (1,106,476)         (1,093,839)
                                         -----------         -----------
      Total Stockholders' Equity
       Deficit)                             (719,707)           (707,070)
                                         -----------         -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY
          (DEFICIT)                      $       359         $       511
                                         ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                               From
                                                            Inception on
                                                             January 1,
                                  For the 3 Months Ended      1991 to
                                        March 31,             March 31,
                                 2005           2004           2005
REVENUES

   Sales and Winnings         $      -       $      -         $    312,965
   Cost of Sales                     -              -              293,956
                              --------       --------         ------------
     Gross Profit                    -              -               19,009
                              --------       --------         ------------
EXPENSES

   General and administrative    3,580          2,319              696,757
                              --------       --------         ------------
     Total Expenses              3,580          2,319              696,757
                              --------       --------         ------------
LOSS FROM OPERATIONS            (3,580)        (2,319)            (677,748)
                              --------       --------         ------------
OTHER INCOME (EXPENSE)

   Write-down of goodwill            -              -             (306,761)
   Interest income                   -              -                   58
   Interest expense             (9,057)        (9,027)            (192,968)
                              --------       --------         ------------
    Total Other Income (Expense)(9,057)        (9,027)            (499,671)
                              --------       --------         ------------
LOSS BEFORE MINORITY INTEREST  (12,637)       (11,346)          (1,177,419)

MINORITY INTEREST                    -              -               70,943
                              --------       --------         ------------
NET LOSS                      $(12,637)      $(11,346)        $ (1,106,476)
                              ========       ========         ============
BASIC LOSS PER SHARE          $  (0.00)      $  (0.00)
                              ========       ========
BASIC WEIGHTED AVERAGE SHARES 8,545,372     8,253,427
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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  1,955,372  $ 19,554  $2,321,626 $(2,358,175)

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)
                                ----------  --------  ---------- -----------
Balance, December 31, 1995       3,985,372    39,854   2,321,626  (2,362,270)

Issuance of shares for cash on
 March 12, 1996 at $0.01         2,000,000    20,000        -            -

Issuance of shares for services
on October 31, 1996 at $0.01 per
share                               50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)
                                ----------  -------- ----------  -----------
Balance, December 31, 1996       6,035,372    60,354  2,315,226   (2,387,780)

Issuance of shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of shares for
 services on October 29, 1997
 at $0.25 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)
                                ----------  -------- ----------  -----------
Balance, December 31, 1997       6,135,372  $ 61,354 $2,339,226  $(2,430,601)
                                ----------  -------- ----------  -----------
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,135,372  $ 61,354 $2,339,226 $(2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)
                                ---------- --------- ---------- -----------
Balance, December 31, 1998       6,215,372    62,154  2,378,426  (2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600     14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400      9,600         -

Capital recognized from subsidiary     -         -       87,798         -

Net loss for the year ended
 December 31, 1999                     -         -          -       (26,929)
                                ----------  -------- ---------- -----------
Balance, December 31, 1999       6,315,372    63,154  2,490,224  (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share                          350,000     3,500     84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600     14,400         -

Net loss for the year
ended December 31, 2000                -         -           -     (475,133)
                                ----------  -------- ---------- -----------
Balance, December 31, 2000       6,725,372    67,254  2,588,624  (3,035,779)

Issuance of shares for services
on October 29, 2001 at $0.35 per
share                               60,000       600     20,400
                                 ---------  --------  ---------- -----------
Balance forward                  6,785,372  $ 67,854 $2,609,024  $(3,035,779)
                                 ---------  --------  ---------- -----------


The accompanying notes are an integral part of these consolidated financial statements.

                G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,785,372 $  67,854 $2,609,024  $(3,035,779)

Issuance of shares from exercise
of warrants previously paid for
on December 4, 2001              1,400,000    14,000    (14,000)         -

Net loss for the year ended
December 31, 2001                      -         -          -       (171,130)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2001       8,185,372    81,854  2,595,024   (3,206,909)

Issuance of shares for cash on
April 11, 2002 at $0.10 per
share                               75,000       750      6,750            -

Issuance of shares to directors
on October 19, 2002 at $0.10 per
share for services rendered         60,000       600      5,400            -

Issuance of shares for cash on
December 17, 2002 at $0.10 per
share                               30,000       300      2,700            -

Net loss for the year ended
December 31, 2002                        -         -          -      (76,307)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2002       8,350,372    83,504  2,609,874   (3,283,216)

Common stock issued for cash at
$0.10 per share, April 10, 2003     60,000       600      5,400            -

Common stock issued to directors
for services at $0.10 per share,
October 15, 2003                    60,000       600      5,400            -

Common stock issued for cash
at $0.10 per share, November 5,
2003                                60,000       600      5,400            -

Net loss for the year ended
December 31, 2003                        -         -          -      (78,915)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2003       8,530,372  $ 85,304 $2,626,074  $(3,362,131)
                                 ---------  -------- ----------  -----------


The accompanying notes are an integral part of these consolidated financial statements.

                G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  8,530,372  $ 85,304 $2,626,074  $(3,362,131)

Common stock issued to directors
for services at $0.10 per share,
October 2004                       60,000       600      5,400            -

Net loss for the year ended
December 31, 2004                        -         -          -      (62,317)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2004       8,590,372    85,904  2,631,474   (3,424,448)

Net loss for the period ended
March 31, 2005 (unaudited)               -         -          -      (12,637)
                                 ---------  -------- ----------  -----------
Balance, March 31, 2005
(unaudited)                      8,590,372  $ 85,904 $2,631,474  $(3,437,085)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                  (1,106,476)
                                                                 -----------
Total Accumulated Deficit                                        $(3,437,085)
                                                                 ===========
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                            (Unaudited)
                                                                From
                                                            Inception on
                                                             January 1,
                                For the Three Months Ended    1991 to
                                          March 31,           March 31,
                                  2005           2004           2005
CASH FLOWS FROM OPERATING
ACTIVITIES

     Net loss                 $ (12,637)    $ (11,346)  $ (1,106,476)
     Reconciliation of net
     loss to cash used
     in operating activities:
       Common stock issued in
       lieu of services
       rendered and offset of
       advances                       -             -        131,300
       Amortization expense           -             -          1,280
       Minority interest              -             -        (53,173)
     Change in operating assets
     and liabilities:
       Decrease in prepaid expenses   -             -          1,920
       (Increase) decrease in
       accounts receivable            -             -           (754)
       Increase in accounts
       payable                   (8,572)        1,511         83,329
       Increase in accrued
       expenses                   9,057         9,027        230,633
       Increase in advances
       from stockholders         12,000             -         26,385
                               --------    ----------   ------------
         Net Cash Used by
         Operating Activities      (152)         (808)      (685,556)
                               --------    ----------   ------------
CASH FLOWS FROM INVESTING
ACTIVITIES

     Purchase of investments          -             -        (69,400)
     (Increase) decrease of
     horses                           -             -        (70,700)
                               --------    ----------   ------------
         Net Cash (Used) by
         Investing Activities         -             -       (140,100)
                               --------    ----------   ------------
CASH FLOWS FROM FINANCING
ACTIVITIES

     Disposition of cash from
     Waterbury                        -             -        (23,025)
     Proceeds from notes payable -
     related parties                  -             -        618,500
     Payments on notes payable -
     related parties                  -             -        (45,000)
     Payment of dividend              -             -         (6,400)
     Cash from minority shareholders  -             -        101,940
     Cash from sales of stock         -             -        180,000
                                -------    ----------   ------------
        Net Cash Provided By
        Financing Activities    $     -    $        -   $    826,015
                                -------    ----------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                     (Unaudited) (Continued)
                                                            From
                                                          Inception on
                                                            January 1,
                              For the Three Months Ended     1991 to
                                        March 31,           March 31,
                              2005           2004           2005
NET INCREASE (DECREASE)
 IN CASH                      $    (152)    $    (808)    $      359

CASH AT BEGINNING OF PERIOD         511         3,836              -
                              ---------     ---------     ----------
CASH AT END OF PERIOD         $     359     $   3,028     $      359
                              =========     =========     ==========
CASH PAID FOR:

     Interest                 $       -     $       -     $    1,333
     Income taxes             $       -     $       -     $        -

NON-CASH ITEMS

     Common stock issued in
     lieu of services rendered
     and offset of advances   $       -     $       -     $  131,300
     Common stock returned and
     canceled                 $       -     $       -     $      195
     Capital recognized from
     Subsidiary               $       -     $       -     $   87,798

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2005 and December 31, 2004

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of March 31, 2005, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company that engages in the purchase, training and selling of thoroughbred horses in the United States and Europe. No revenues were generated by Waterbury or received by the Company during the quarter ended March 31, 2005. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

         The Company had $359 in cash for the period ended March 31, 2005. Liquidity has primarily been provided by advances from stockholders.

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

Item 5.   Other Information.
          ------------------

          None; not applicable.

Item 6.   Exhibits.
          ---------

          Exhibits.

               31  302 Certification of Jack Burns

               32  906 Certification

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     G/O INTERNATIONAL, INC.


Date: 5/18/05                        By/s/Jack L. Burns
      --------------                 -------------------
                                     Jack L. Burns, Director
                                     President and Treasurer