Form 10QSB
period 2005-06-30
G/O INTERNATIONAL INC
filed 2005-08-12
CIK 928447

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                              FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                             June 30, 2005

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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2005 and December 31, 2004

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheet


                                              June 30,      December 31,
                                                2005           2004
                                            (Unaudited)
CURRENT ASSETS

Cash                                      $      319          $      511
                                          ----------          ----------
          Total Current Assets                   319                 511
                                          ----------          ----------
          TOTAL ASSETS                    $      319          $      511
                                          ==========          ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                     $   69,639          $   74,000
     Accrued interest-accounts payable         5,902               4,762
     Notes payable                           408,500             408,500
     Accrued interest-notes payable          218,503             202,297
     Advances from stockholders               29,385              14,385
     Accrued interest-advances from
     stockholders                              4,707               3,637
                                          ----------          ----------
          Total Current Liabilities          736,636             707,581
                                          ----------          ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, $0.01 par value,
     5,000,000 shares authorized; None
     issued and outstanding                        -                   -
     Common stock, $0.01 par value,
     50,000,000 shares authorized;
     8,590,372 shares issued and
     outstanding                              85,904              85,904
     Additional paid-in capital            2,631,474           2,631,474
     Accumulated deficit prior to
      the development stage               (2,330,609)         (2,330,609)
     Deficit accumulated during
      the development stage               (1,123,086)         (1,093,839)
                                         -----------         -----------
      Total Stockholders' Equity
       Deficit)                             (736,317)           (707,070)
                                         -----------         -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY
          (DEFICIT)                      $       319         $       511
                                         ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                   From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                              For the         For the            January 1,
                        Three Months Ended Six Months Ended     1991 Through
                              June 30,        June 30,            June 30,
                         2005         2004  2005      2004         2005
REVENUES

 Sales                  $       -  $      -  $      - $      -  $     312,965
 Cost of Sales                  -         -         -        -        293,956
                        ---------  --------  -------- --------  -------------
 Gross Profit                   -         -         -        -         19,009
                        ---------  --------  -------- --------  -------------
EXPENSES

 General and
  administrative            7,251     8,204    10,831   10,343        704,008
                        ---------  --------  -------- --------  -------------
    Total Expenses          7,251     8,204    10,831   10,343        704,008
                        ---------  --------  -------- --------  -------------
NET LOSS FROM OPERATIONS   (7,251)   (8,204)  (10,831) (10,343)      (684,999)
                        ---------  --------  -------- --------  -------------
OTHER INCOME (EXPENSE)

 Write-down of goodwill         -         -         -        -       (306,761)
 Interest income                -         -         -        -             58
 Interest expense          (9,359)   (9,027)  (18,416) (18,054)      (202,327)
                        ---------  --------  -------- --------  -------------
    Total Other Income
    (Expense)              (9,359)   (9,027)  (18,416) (18,054)      (509,030)
                        ---------  --------  -------- --------  -------------
NET LOSS BEFORE MINORITY
 INTEREST                 (16,610)  (17,051)  (29,247) (28,397)    (1,194,029)

MINORITY INTEREST               -         -         -        -         70,943
                        ---------  --------  -------- --------  -------------
NET LOSS                $ (16,610) $(17,051) $(29,247)$(28,397) $  (1,123,086)
                        =========  ========  ======== ========  =============

BASIC LOSS PER SHARE    $   (0.00) $  (0.00) $  (0.00)$  (0.00)
                        =========  ========  ======== ========
BASIC WEIGHTED AVERAGE
 SHARES                 8,590,372 8,318,852 8,590,372 8,318,852
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

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,135,372  $ 61,354 $2,339,226 $(2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)
                                ---------- --------- ---------- -----------
Balance, December 31, 1998       6,215,372    62,154  2,378,426  (2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600     14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400      9,600         -

Capital recognized from subsidiary     -         -       87,798         -

Net loss for the year ended
 December 31, 1999                     -         -          -       (26,929)
                                ----------  -------- ---------- -----------
Balance, December 31, 1999       6,315,372    63,154  2,490,224  (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share                          350,000     3,500     84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600     14,400         -

Net loss for the year
ended December 31, 2000                -         -           -     (475,133)
                                ----------  -------- ---------- -----------
Balance, December 31, 2000       6,725,372    67,254  2,588,624  (3,035,779)
                                 ---------  --------  ---------- -----------


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

                G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  8,530,372  $ 85,304 $2,626,074  $(3,362,131)

Common stock issued to directors
for services at $0.10 per share,
October 2004                       60,000       600      5,400            -

Net loss for the year ended
December 31, 2004                        -         -          -      (62,317)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2004       8,590,372    85,904  2,631,474   (3,424,448)

Net loss for the six months
ended June 30, 2005 (unaudited)          -         -          -      (29,247)
                                 ---------  -------- ----------  -----------
Balance, June 30, 2005
(unaudited)                      8,590,372  $ 85,904 $2,631,474  $(3,453,695)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                  (1,123,086)
                                                                 -----------
Total Accumulated Deficit                                        $(3,452,695)
                                                                 ===========
The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                            (Unaudited)
                                                                From
                                                            Inception on
                                                             January 1,
                                For the Six Months Ended      1991 to
                                        June 30,              June 30,
                                  2005           2004           2005
CASH FLOWS FROM OPERATING
ACTIVITIES

     Net loss                 $ (29,247)    $ (28,397)  $ (1,123,086)
     Reconciliation of net
     loss to cash used
     in operating activities:
       Common stock issued in
       lieu of services
       rendered and offset of
       advances                       -             -        131,300
       Amortization expense           -             -          1,280
       Minority interest              -             -        (53,173)
     Change in operating assets
     and liabilities:
       Decrease in prepaid expenses   -             -          1,920
       (Increase) decrease in
       accounts receivable            -             -           (754)
       Increase (decrease) in
       accounts payable          (4,361)        9,406         87,540
       Increase in accrued
       expenses                  18,416        18,054        239,992
       Increase in advances
       from stockholders         15,000             -         29,385
                               --------    ----------   ------------
         Net Cash Used by
         Operating Activities      (192)         (937)      (685,596)
                               --------    ----------   ------------
CASH FLOWS FROM INVESTING
ACTIVITIES

     Purchase of investments          -             -        (69,400)
     (Increase) decrease of
     horses                           -             -        (70,700)
                               --------    ----------   ------------
         Net Cash (Used) by
         Investing Activities         -             -       (140,100)
                               --------    ----------   ------------
CASH FLOWS FROM FINANCING
ACTIVITIES

     Disposition of cash from
     Waterbury                        -             -        (23,025)
     Proceeds from notes payable -
     related parties                  -             -        618,500
     Payments on notes payable -
     related parties                  -             -        (45,000)
     Payment of dividend              -             -         (6,400)
     Cash from minority shareholders  -             -        101,940
     Cash from sales of stock         -             -        180,000
                                -------    ----------   ------------
        Net Cash Provided By
        Financing Activities    $     -    $        -   $    826,015
                                -------    ----------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
               Consolidated Statements of Cash Flows
                     (Unaudited) (Continued)
                                                            From
                                                          Inception on
                                                            January 1,
                              For the Six Months Ended       1991 to
                                     June 30,                June 30,
                              2005           2004           2005
NET INCREASE (DECREASE)
 IN CASH                      $    (192)    $    (937)    $      319

CASH AT BEGINNING OF PERIOD         511         3,836              -
                              ---------     ---------     ----------
CASH AT END OF PERIOD         $     319     $   2,899     $      319
                              =========     =========     ==========
CASH PAID FOR:

     Interest                 $       -     $       -     $    1,333
     Income taxes             $       -     $       -     $        -

NON-CASH ITEMS

     Common stock issued in
     lieu of services rendered
     and offset of advances   $       -     $       -     $  131,300
     Common stock returned and
     canceled                 $       -     $       -     $      195
     Capital recognized from
     Subsidiary               $       -     $       -     $   87,798


The accompanying notes are an integral part of these consolidated financial statements.

              G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               June 30, 2005 and December 31, 2004

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          As of June 30, 2005, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company that engages in the purchase, training and selling of thoroughbred horses in the United States and Europe. Waterbury is inactive except for potential revenues from breeder's awards. The Company is presently attempting to determine other industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations.

         The Company had $319 in cash for the period ended June 30, 2005, with liabilities of $736,636. Liquidity has primarily been provided by loans from principal stockholders.

Item 3.  Controls and Procedures.
         ------------------------

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

                                     G/O INTERNATIONAL, INC.


Date: 8/11/05                        By/s/Jack L. Burns
      --------------                 -------------------
                                     Jack L. Burns, Director
                                     President and Treasurer