Form 10KSB
period 2005-12-31
G/O INTERNATIONAL INC
filed 2006-03-30
CIK 928447

U. S. Securities and Exchange Commission

                    Washington, D. C. 20549

                          FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                             1934

          For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934

 For the transition period from _____________ to ____________

                 Commission File No. 000-24688

                    G/O INTERNATIONAL, INC.
                    -----------------------
         (Name of Small Business Issuer in its Charter)

         COLORADO                                        76-0025986
         --------                                        ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                        18205 Burkhardt
                     Tomball, Texas  77377
                     ---------------------
            (Address of Principal Executive Offices)

           Issuer's Telephone Number:  (713) 827-0588

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.01 par
value common voting stock

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1) Yes X  (2) Yes X

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X

State the Issuer's revenues for its most recent fiscal year: December 31, 2004
- $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 30, 2006 - $259,405.80. There are approximately 1,729,372 shares of our common voting stock held by non-affiliates. This valuation is based upon the bid price of our common stock as quoted on the OTCBB of the National Association of Securities Dealers, Inc. on that date ($0.15).

           Issuers Involved in Bankruptcy Proceedings
                   During the past Five Years

Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

            Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 30, 2006 - 8,650,372 shares of common stock.

              Documents Incorporated by Reference

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format Yes X


                             PART I
Item 1. Description of Business.

Business Development.
---------------------

For a discussion of the business development of G/O International, Inc, ("our Company" or "we," "our," "us" or words of similar import) for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, see our 10-KSB Annual Reports for the years then ended, filed April 13, 2005, April 14, 2004, March 31, 2003, April 15, 2002 and March 30, 2001, respectively, with the Securities and Exchange Commission and which are incorporated herein by this reference. See
Part III, Item 13.

     Developmental Information Subsequent to the Year Ended December 31, 2005.
     -------------------------------------------------------------------------

On January 24, 2006, Jack L. Burns resigned as President, Treasurer,
Secretary and a director of our Company. Mr. Burns' resignation did not involve any disagreement with our management and was for personal reasons only. Also, effective on January 24, 2006, we appointed Brian E. Rodriguez to assume the positions of President, Treasurer, Secretary, and as a director of our Company. See our 8-K Current Report dated January 24, 2006, which is incorporated herein by this reference. See Part III, Item 13.

On February 28, 2006, Sand Hills General Partners, a Texas general partnership("SHGP"), acquired a total of 6,400,000 shares or 74.5% of our issued and outstanding $0.01 par value common voting stock. SHGP is a general partnership that consisted of David M. Klausmeyer, an individual shareholder of ours and Sand Hills Partners, LLC, a Delaware limited liability company ("SHP"), engaged in providing business consulting services. SHP members are John Ellis, and George Jarkesy and David R. Strawn, Esq., shareholders of our Company.

SHGP acquired a total of 3,325,000 shares of our common stock from former shareholders in exchange for partnership interests as follows: David M. Klausmeyer transferred 835,000 of our shares of common stock for a 37% interest in SHGP; George Jarkesy transferred 1,655,000 shares and David R. Strawn, Esq. transferred 835,000 shares to SHGP for the issuance of a 63% interest in SHGP that was issued to SHP, at their direction, which is owned equally by Messrs. Ellis, Jarkesy and Strawn.

SHGP also acquired 3,075,000 shares of our common stock in connection with the settlement and assumption of a total of $643,598 in debt owed by Waterbury Resources, Ltd., a Cayman Island company and subsidiary of ours ("Waterbury"), to Q-Marq Securities, Ltd., a Cayman Islands company ("Q-Marq")(the "Waterbury Debt"). Charlie Investments, Ltd. ("Charlie") and Yankee Investments, Ltd. ("Yankee") each transferred to SHGP, 1,537,500 shares of our common stock in exchange for the assumption of the guarantee of the Waterbury Debt by SHGP. Also, in connection with the settlement of the Waterbury Debt: (i) SHGP issued a note payable to Q-Marq for $35,000; (ii) we transferred to SHGP 357,000 shares of Waterbury;(iii) Charlie and Yankee each transferred SHGP 187,500 shares of Waterbury; and (iv) Waterbury issued a total of 1,500,000 of its ordinary shares to Q-Marq in consideration for Q-Marq's release of the Waterbury Debt.

SHP purchased David M. Klausmeyer's 37% interest in SHGP with a Promissory
Note in the amount of $1,500,000 and a pledge of SHP's entire interest in SHGP if SHP defaults. SHP therefore has full voting and dispositive control over these 6,400,000 shares of our common stock held by SHGP. See our 8-K Current Report dated February 28, 2006, which is incorporated by herein by this reference. See Part III, Item 13. In the event of a default in the payment of this Promissory Note to Mr. Klausmeyer, a change in control of our Company could occur. See Part III, Item 11.

Business.
---------

Our Company has had no business operations since approximately December 15, 1989, except those of our majority-owned subsidiary, Waterbury Resources, Ltd., a corporation organized under the laws of the Cayman Islands, BWI ("Waterbury"). Waterbury is engaged in the business of purchasing, training and selling thoroughbred horses in the United States and Europe. Horses are purchased and sold at public auction, some of which are in foal, at various times of their lives. The purchase price is largely dependent upon age, training and pedigree. All of these activities are conducted through independent contractors acting on our Company's behalf, and our Company has no employees. Horses are usually purchased as yearlings, and sold at two years, following training.

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

                    Shell Company Regulations.
                    --------------------------

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

It is the position of the Securities and Exchange Commission that shares of our common stock that are owned by our promoters, directors, executive officers and 10% stockholder or their transferees must be resold pursuant to an effective registration statement that is filed with the Securities and Exchange Commission; and that the resale exemptions provided by Rule 144 for the resale of "restricted securities" are not available for the resale of these persons' securities.

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

Number of Employees.
--------------------

None; not applicable.

Item 2. Description of Property.

We have no assets or property; our Company's principal executive office address and telephone number are the business office address and telephone number of a stockholder, and are provided at no cost because of their nominal use.

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

The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2004, and December 31, 2005, is shown below. Prices are inter-dealer quotations as reported by the NASD (or the NQB, LLC) and do not necessarily reflect transactions, retail markups, mark downs or commissions.

STOCK QUOTATIONS*
                                                   BID
Quarter ended:                          High                Low
--------------                          ----                ---

March 31, 2004                          0.20                0.20

June 30, 2004                           0.20                0.18

September 30, 2004                      0.18                0.15

December 31, 2004                       0.17                0.17

March 31, 2005                          0.17                0.15

June 30, 2005                           0.15                0.15

September 30, 2005                      0.15                0.15

December 31, 2005                       0.15                0.15

          * The future sale of presently outstanding "restricted securities" (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock. See the heading " Recent Sales of Unregistered Securities," directly below.

Holders.
--------

The number of record holders of our Company's common stock as of March 30, 2006, was approximately 769.

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

Recent Sales of Restricted Securities; Use of Proceeds of Registered
Securities.
-----------

The following table reflects the sales of our unregistered securities during the past two years:

     Common Stock
     ------------
                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------

Directors            10/15/04             60,000             Services valued
                                                             at $0.10

Directors            12/15/05             60,000             Services valued
                                                             at $0.15

We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

All outstanding securities of our Company except those sold during the year ended December 31, 2005, are available for sale under Rule 144 of the Securities and Exchange Commission. Future sales of any of these "restricted securities" or any securities that may be issued in the future may have an adverse effect on any public market that may develop in the common stock of our Company.

It is the position of the Securities and Exchange Commission that shares of our common stock that are owned by our promoters, directors, executive officers and 10% stockholder or their transferees must be resold pursuant to an effective registration statement that is filed with the Securities and Exchange Commission; and that the resale exemptions provided by Rule 144 for the resale of "restricted securities" are not available for the resale of these persons' securities.

No assurance can be given that any public market will develop in the common stock of our Company, or if any such public market does develop, that it will continue or be sustained for any period of time.

Use of Proceeds of Registered Securities.
-----------------------------------------

There were no proceeds received during the calendar year ended December 31, 2005, for the sale of registered securities.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

We have not adopted any Equity Compensation Plans.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Item 6. Management's Discussion and Analysis and Plan of Operation.

Results of Operations.
----------------------

Our Company's only material operations and revenues from operations during the last calendar year were those of Waterbury, which was a 50.49%-owned subsidiary at December 31, 2005. Those operations were nil.

During the year ended December 31, 2005, our Company and its subsidiary had total expenses of $72,227 while receiving $0 in revenues for a loss of $(72,227). Our current expenses were primarily composed of the following: (1) interest expense associated with notes payable to third parties and advances from shareholders and (2) legal and accounting professional services. During the year ended December 31, 2004, we received $0 in revenues, with total expenses of $62,317, for a loss of ($62,317).

Plan of Operation.
------------------

Management's plans to maintain the long-term financial viability of our Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide us with the wherewithal to continue in existence. In the interim, management is committed to meeting our operating expenses.

Our management has, over the last year, reviewed a number of investment opportunities presented to them, and entered into several non-binding letters of intent to acquire existing companies. However, no transactions were finalized. Management continues to receive proposals and screens them through professionals retained to provide analysis. Upon receipt of a satisfactory proposal, which we are actively seeking, that will provide the best potential for value to our shareholders, we will move forward with an acquisition transaction.

Liquidity.
----------

During the next twelve months, our Company's only foreseeable cash requirements will relate to maintaining our good standing in the State of Colorado. Our Company does not have any cash reserves to pay for our administrative expenses for the next 12 months. In the event that additional funding is required in order to keep our Company in good standing, we may attempt to raise such funding through a private placement of our common stock to "accredited investors" or "sophisticated investors."

At the present time, management has no plans to offer or sell any securities of our Company for this purpose. However, at such time as our Company may decide to engage in such activities, management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to our Company under applicable federal and state laws, including sales exempt under Regulation S.

Item 7. Financial Statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

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

Consolidated Statements of Stockholders Equity (Deficit) . . .  F-6

Consolidated Statements of Cash Flows  . . . . . . . . . . . . F-11

Notes to the Consolidated Financial Statements . . . . . . . . F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
G/O International, Inc. and Subsidiary
(A Development Stage Company)
Tomball, Texas

We have audited the accompanying consolidated balance sheet of G/O International, Inc. and Subsidiary (a development stage company) as of December 31, 2005 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception (January 1, 1991) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of G/O International, Inc. and Subsidiary (a development stage company) at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from inception (January 1, 1991) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to those matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 17, 2006

            G/O INTERNATIONAL, INC. AND SUBSIDIARY
                 (A Development Stage Company)

                  Consolidated Balance Sheet
                       December 31, 2005
                            ASSETS
CURRENT ASSETS
Cash                                                        $         -
                                                            -----------
 Total Current Assets                                                 -
                                                            -----------
 TOTAL ASSETS                                               $         -
                                                            ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                            $    82,389
Accrued interest-accounts payable                                 7,042
Notes payable (Note 6)                                          408,500
Accrued interest-notes payable (Note 6)                         234,978
Advances from stockholders (Note 4)                              31,348
Accrued interest-advances from stockholders (Note 4)              6,040
                                                            -----------
 Total Current Liabilities                                      770,297
                                                            -----------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 5,000,000 shares
authorized; None issued and outstanding;                              -
Common stock, $0.01 par value, 50,000,000 shares
authorized; 8,650,372 shares issued and outstanding              86,504
Additional paid-in capital                                    2,639,874
Accumulated deficit prior to the development stage           (2,330,609)
Deficit accumulated during the development stage             (1,166,066)
                                                            -----------
 Total Stockholders' Equity (Deficit)                          (770,297)
                                                            -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $         -
                                                            ===========

The accompanying notes are an integral part of these consolidated financial statements.

            G/O INTERNATIONAL, INC. AND SUBSIDIARY
                 (A Development Stage Company)

             Consolidated Statements of Operations
                                                                   From
                                                           Inception of
                                                        the Development
                                                               Stage on
                                                             January 1,
                                   For the Years Ended          1991 to
                                          December 31,     December 31,
                                          2005      2004           2005
REVENUES

 Sales and winnings                      $       - $         - $   312,965
 Cost of Sales                                   -           -     293,956
                                         ---------  ----------   ---------
 Gross Profit                                    -           -      19,009
                                         ---------  ----------   ---------
EXPENSES

 General and administrative                 34,864      25,933     728,041
                                         ---------  ----------   ---------
  Total Expenses                            34,864      25,933     728,041
                                         ---------  ----------   ---------
LOSS FROM OPERATIONS                       (34,864)    (25,933)   (709,032)
                                         ---------  ----------   ---------
OTHER INCOME (EXPENSE)

 Write-down of goodwill                          -           -    (306,761)
 Interest income                                 -           -          58
 Interest expense                          (37,363)    (36,384)   (221,274)
                                         ---------  ----------   ---------
  Total Other Income (Expense)             (37,363)    (36,384)   (527,977)
                                         ---------  ----------   ---------
LOSS BEFORE MINORITY INTEREST              (72,227)    (62,317) (1,237,009)
                                         ---------  ----------   ---------
MINORITY INTEREST                                -           -      70,943
                                         ---------  ---------- -----------
NET LOSS                                 $ (72,227) $  (62,317)$(1,166,066)
                                         =========  ========== ===========
BASIC LOSS PER SHARE                     $   (0.01) $    (0.01)
                                         =========  ==========
BASIC WEIGHTED AVERAGE SHARES            8,650,372   8,545,372
                                         =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

    Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                  Shares       Amount   Capital       Deficit
Balance, January 1, 1991
(inception of development stage)   323,866    $3,239  $2,321,441 ($2,330,609)

Net loss for the year ended
 December 31, 1991                     -         -           -           (72)
                                ----------   -------  ---------- -----------
Balance, December 31, 1991         323,866     3,239   2,321,441  (2,330,681)

Net loss for the year ended
 December 31, 1992                     -         -           -        (1,466)
                                ----------   -------  ---------- -----------
Balance, December 31, 1992         323,866     3,239   2,321,441  (2,332,147)

Net loss for the year ended
 December 31, 1993                     -         -           -        (1,678)
                                ----------   -------  ---------- -----------
Balance, December 31, 1993         323,866     3,239   2,321,441  (2,333,825)

Shares issued to directors in
 lieu of services rendered and
 offset of advances, at $0.01
 per share on May 6, 1994        1,500,000    15,000         -           -

Issuance of shares for legal
 services at $0.01 per share on
 July 26, 1994                     150,000     1,500         -           -

Net loss for the year ended
 December 31, 1994                     -         -           -       (24,350)
                                 ---------   -------  ---------- -----------
Balance, December 31, 1994       1,973,866    19,739   2,321,441  (2,358,175)

Shares returned back to the
 Company and canceled in
 February 1995                     (18,494)     (185)        185         -
                                 ---------   -------  ---------- -----------
Balance forward                  1,955,372  $ 19,554  $2,321,626 $(2,358,175)
                                 ---------   -------  ---------- -----------

The accompanying notes are an integral part of these consolidated financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  1,955,372  $ 19,554  $2,321,626 $(2,358,175)

Issuance of shares for cash,
 October 23, 1996 at $0.01
 per share                       2,000,000    20,000         -           -

Shares issued to directors
 in lieu of services rendered,
 November 1995 at $0.01 per share   30,000       300         -           -

Net loss for the year ended
 December 31, 1995                     -         -           -        (4,095)
                                 ---------   -------  ---------- -----------
Balance, December 31, 1995       3,985,372    39,854   2,321,626  (2,362,270)

Issuance of shares
 for cash on March 12, 1996
 at $0.01                        2,000,000    20,000        -            -

Issuance of shares for
 services on October 31, 1996
 at $0.01 per share                 50,000       500        -            -

Liquidating dividend                   -         -       (6,400)         -

Net loss for the year ended
 December 31, 1996                     -         -          -        (25,510)
                                 ---------   ------- ----------  -----------
Balance, December 31, 1996       6,035,372    60,354  2,315,226   (2,387,780)

Issuance of shares for
 cash on October 2, 1997
 at $0.25 per share                 40,000       400      9,600          -

Issuance of shares for
 services on October 29, 1997
 at $0.25 per share                 60,000       600     14,400          -

Net loss for the year ended
 December 31, 1997                     -         -          -        (42,821)
                                 ---------   ------- ----------  -----------
Balance, December 31, 1997       6,135,372  $ 61,354 $2,339,226  $(2,430,601)
                                 ---------   ------- ----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  6,135,372  $ 61,354 $2,339,226  $(2,430,601)

Issuance of shares for cash
on August 17, 1998 at $0.50
per share                           20,000       200      9,800         -

Issuance of shares for
services on October 29,
1998 at $0.50 per share             60,000       600     29,400         -

Net loss for the year ended
 December 31, 1998                     -         -          -      (103,116)
                                 ---------  -------- ---------- -----------
Balance, December 31, 1998       6,215,372    62,154  2,387,426  (2,533,717)

Issuance of shares for services
 on October 29, 1999 at $0.25
 per share                          60,000       600      14,400         -

Issuance of shares for cash on
 October 29, 1999 at $0.25
 per share                          40,000       400       9,600         -

Capital recognized from subsidiary     -         -        87,798         -

Net loss for the year ended
 December 31, 1999                     -         -            -      (26,929)
                                 ---------   -------  ---------- -----------
Balance, December 31, 1999       6,315,372    63,154   2,490,224  (2,560,646)

Issuance of shares for cash on
July 31, 2000 at $0.25
per share                          350,000     3,500      84,000         -

Issuance of shares for services
on October 29, 2000 at $0.25
per share                           60,000       600      14,400         -

Net loss for the year
ended December 31, 2000                -         -           -      (475,133)
                                 ---------  --------  ---------- -----------
Balance, December 31, 2000       6,725,372    67,254   2,588,624  (3,035,779)
                                 ---------  --------  ---------- -----------
Issuance of shares for services
on October 29, 2001 at $0.35 per
share                               60,000       600      20,400
                                 ---------  --------  ---------- -----------
Balance forward                  6,785,372  $ 67,854  $2,609,024  $(3,035,779)
                                 ---------  --------  ---------- -----------

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

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  8,530,372  $ 85,304 $2,626,074  $(3,362,131)

Common stock issued to directors
for services at $0.10 per share,
October 2004                       60,000       600      5,400            -

Net loss for the year ended
December 31, 2004                        -         -          -      (62,317)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2004       8,590,372    85,904  2,631,474   (3,424,448)

Common stock issued to directors
for services at $0.15 per share,
December 2005                       60,000       600      8,400            -

Net loss for the year ended
December 31, 2005                        -         -          -      (72,227)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2005       8,650,372  $ 86,504 $2,639,874  $(3,496,675)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                  (1,166,066)
                                                                 -----------
Total Accumulated Deficit                                        $(3,496,675)
                                                                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)

              Consolidated Statements of Cash Flows

                                                             From Inception of
                                                              the Development
                                                                 Stage on
                                                                 January 1,
                                       For the Years Ended        1991 to
                                          December 31,          December 31,
                                            2005         2004           2005
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                          $  (72,227)   $   (62,317)$(1,166,066)
   Reconciliation of net loss to cash
   used in operating activities:
     Common stock issued in lieu of
     services rendered and offset of
     advances                             9,000          6,000     140,300
     Amortization expense                     -              -       1,280
     Minority interest                        -              -     (53,173)
   Change in operating assets and
   liabilities:
     Decrease in prepaid expenses             -              -       1,920
     (Increase) decrease in accounts
     receivable                               -              -        (754)
     Increase in accounts payable         8,389         16,608     100,290
     Increase in accrued expenses        54,327         36,384     275,903
     Increase in advances from
      stockholders                            -              -      14,385
                                      ---------      ---------   ---------
        Net Cash Used by
        Operating Activities               (511)       (3,325)    (685,915)
                                      ---------      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                      -              -     (69,400)
 (Increase) decrease of horses                -              -     (70,700)
                                      ---------      ---------   ---------
        Net Cash (Used) by
        Investing Activities                  -              -    (140,100)
                                      ---------      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

 Disposition of cash from Waterbury           -              -     (23,025)
 Proceeds from notes payable -
  related parties                             -              -     618,500
 Payments on notes payable - related
  parties                                     -              -     (45,000)
 Payment of dividend                          -              -      (6,400)
 Cash from minority shareholders              -              -     101,940
 Cash from sales of stock                     -              -     180,000
                                       --------      ---------   ---------
        Net Cash Provided by
        Financing Activities           $      -      $       -   $ 826,015
                                       --------      ---------   ---------

The accompanying notes are an integral part of these consolidated financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)

                                                             From Inception of
                                                              the Development
                                                                  Stage on
                                                                 January 1,
                                      For the Years Ended         1991 to
                                          December 31,          December 31,
                                       2005         2004           2005
NET CHANGE IN CASH                 $        (511)  $    (3,325)$      -

CASH AT BEGINNING OF PERIOD                  511         3,836        -
                                   -------------   ----------- --------
CASH AT END OF PERIOD              $           -   $       511 $      -
                                   =============   =========== ========
CASH PAID FOR:

  Interest                         $           -  $         -  $  1,333
  Income taxes                     $           -  $         -  $      -

NON-CASH ITEMS

Common stock issued in lieu of
services rendered and offset of
advances                           $       9,000  $     6,000  $140,300
Common stock returned and canceled $           -  $         -  $    195
Capital recognized from Subsidiary $           -  $         -  $ 87,798

The accompanying notes are an integral part of these consolidated financial statements.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Notes to the Consolidated Financial Statements December 31, 2005 and 2004

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

The Company is now considered to be in the development stage (effective January 1, 1991 for accounting purposes) and has not commenced planned principal operations. For disclosure purposes, the accompanying Statements of Stockholders' Equity (Deficit) have been reflected from the date of the inception of the development stage. The Company has paid a partially liquidating dividend. The dividend was in the form of shares of two of its former subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                              Loss          Shares        Per Share
                          (Numerator)   (Denominator)      Amount

For the year ended
December 31, 2004          $(62,317)      8,545,372       $  (0.01)

For the year ended
December 31, 2005          $(72,227)      8,650,372       $  (0.01)

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Notes to the Consolidated Financial Statements December 31, 2005 and 2004

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

e. Newly Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123 ) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 ) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123 ) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123 ) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123 ) in December of 2005.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Notes to the Consolidated Financial Statements December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Newly Issued Accounting Pronouncements (Continued)

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Notes to the Consolidated Financial Statements December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Newly Issued Accounting Pronouncements (Continued)

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123 ) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS
123 ), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

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

NOTE 4 - ADVANCES FROM STOCKHOLDERS

Stockholders of the Company have advanced funds to the Company to cover settlement of bankruptcy obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0 % per annum, and are repayable on demand as funds become available. Total advances amounted to $31,348 at December 31, 2005, and related accrued interest amounted to $6,040.

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

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Notes to the Consolidated Financial Statements December 31, 2005 and 2004

NOTE 5 - CAPITAL TRANSACTIONS (Continued)

On July 26, 1994, the Company's Board of Directors entered into a compensation agreement calling for the issuance of 150,000 post-split shares of its previously unissued common stock, valued at $1,500, in exchange for legal services rendered.

During 1995 18,494 shares of common stock were returned to the Company and canceled due to the rounding of shares in the reverse- split of the Company's common stock.

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

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Notes to the Consolidated Financial Statements December 31, 2005 and 2004

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

In December 2005, the Company issued 60,000 shares of its common stock for services valued at $9,000 or $0.15 per share.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Notes to the Consolidated Financial Statements December 31, 2005 and 2004

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2005:

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
                                               ========

Accrued interest payable associated with these notes was $234,978 at December 31, 2005.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, the Company issued 60,000 shares of common stock to related parties as consideration for services rendered. The shares were valued at $0.15 per shares, for a total compensation expense of $9,000.

At December 31, 2005, the Company's subsidiary had two outstanding loans totaling $408,500, plus $234,978 in accrued interest. A director of Waterbury, the subsidiary of the Company, has management control over both Waterbury and the note holder.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Notes to the Consolidated Financial Statements December 31, 2005 and 2004

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

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                          2005          2004

Deferred tax assets:
   NOL Carryover                        $186,222       $162,500
   Accrued Expenses                        2,356              -

Deferred tax liabilities:                      -              -

Valuation allowance                     (188,578)      (162,500)
                                       ---------      ---------
Net deferred tax asset                 $       -      $       -
                                       =========      =========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:
                                            2005           2004

Book income                              $ (28,169)     $ (24,304)
Stock for services/options expense           3,510          2,340
Accrued expenses                               937              -
Valuation allowance                         23,722         21,964
                                         ---------      ---------
                                         $       -      $       -
                                         =========      =========

At December 31, 2005, the Company had net operating loss carryforwards of approximately $400,000 that may be offset against future taxable income from the year 2006 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

             G/O INTERNATIONAL, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Notes to the Consolidated Financial Statements December 31, 2005 and 2004

NOTE 9 - GOING CONCERN

The Company has experienced losses totaling $1,166,066 from the inception of its development stage. The Company also has limited assets and operating capital with a stockholders deficit of $770,297 at December 31, 2005. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 1999, the Company owned 42% of Waterbury Resources, Inc. As such, Waterbury was not consolidated in the December 31, 1999 financial statements. The equity investment was recorded at zero. The Company recorded a credit to additional paid- in capital of $87,798 in conjunction with the non-consolidation of Waterbury.

As of December 31, 2005 and 2004, the Company owned 50.49% of Waterbury Resources, Inc. due to its purchase of 200,000 shares of Waterbury's common stock. Accordingly, Waterbury is fully consolidated in the December 31, 2005 consolidated financial statements.

NOTE 11 -  SUBSEQUENT EVENTS

On January 24, 2006, Jack L. Burns resigned as President, Treasurer, Secretary, and a director of the Company. Burns' resignation did not involve any disagreement with the Company's management and was for personal reasons only. Also, effective on January 24, 2006, the Company appointed Brian E. Rodriguez to assume the positions of President, Treasurer, Secretary, and a director of the Company.

On February 28, 2006, Sand Hills General Partners, a Texas general partnership("SHGP"), acquired a total of 6,400,000 shares or 74.5% of the Company's issued and outstanding $0.001 par value common stock. SHGP is a general partnership consisting of David M. Klausmeyer, an individual shareholder of ours and Sand Hills Partners, LLC, a Delaware limited liability company ("SHP"), engaged in providing business consulting services. SHP members are John Ellis, George Jarkesy, a shareholder of the Company, and David R. Strawn, Esq., also a shareholder of the Company.

SHGP acquired a total of 3,325,000 shares of the Company from former shareholders of the Company in exchange for partnership interests as follows:
David M. Klausmeyer transferred 835,000 shares of the Company for 37% interest in SHGP; George Jarkesy transferred 1,655,000 shares of the Company and David
R. Strawn transferred 835,000 shares of the Company to SHGP for the issuance of a 63% interest in SHGP that was issued to SHP, which is owned equally by Messrs. Ellis, Jarkesy and Strawn.

SHGP also acquired 3,075,000 shares of the Company in connection with the settlement and assumption of a total of $643,598 in debt owed by Waterbury Resources, Ltd., a Cayman Island company and subsidiary of the Company ("Waterbury"), to Q-Marq Securities, Ltd., a Cayman Islands company ("Q-Marq")(the "Waterbury Debt"). Charlie Investments, Ltd. ("Charlie") and Yankee Investments, Ltd. ("Yankee") each transferred to SHGP, 1,537,500 shares of the Company in exchange for the assumption of the guarantee of the Waterbury Debt by SHGP. Also in connection with the settlement of the Waterbury Debt: (i) SHGP issued a note payable to Q-Marq for $35,000; (ii) the Company transferred to SHGP 357,000 shares of Waterbury;(iii) Charlie and Yankee each transferred SHGP 187,500 shares of Waterbury; and (iv) Waterbury issued a total of 1,500,000 of its ordinary shares to Q-Marq in consideration for Q-Marq's release of the Waterbury Debt. As a result of the assumption of the Waterbury Debt and Waterbury stock issuance, the Company's ownership in Waterbury was reduced to 12.5%.

SHP purchased David M. Klausmeyer's 37% interest in SHGP with a Promissory
Note in the amount of $1,500,000 and a pledge of SHP's entire interest in SHGP if SHP defaults. SHP therefore has full voting and dispositive control over the 6,400,000 shares of the Company held by SHGP.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None; not applicable.

Item 8(a). Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b). Other Information.

On January 24, 2006, Jack L. Burns resigned as President, Treasurer,
Secretary and a director of our Company. Mr. Burns' resignation did not involve any disagreement with our management and was for personal reasons only. Also, effective on January 24, 2006, we appointed Brian E. Rodriguez to assume the positions of President, Treasurer, Secretary, and as a director of our Company. See our 8-K Current Report dated January 24, 2006, which is incorporated herein by this reference. See Part III, Item 13.

On February 28, 2006, Sand Hills General Partners, a Texas general partnership("SHGP"), acquired a total of 6,400,000 shares or 74.5% of our issued and outstanding $0.01 par value common voting stock. SHGP is a general partnership that consisted of David M. Klausmeyer, an individual shareholder of ours and Sand Hills Partners, LLC, a Delaware limited liability company ("SHP"), engaged in providing business consulting services. SHP members are John Ellis, and George Jarkesy and David R. Strawn, Esq., shareholders of our Company.

SHGP acquired a total of 3,325,000 shares of our common stock from former shareholders in exchange for partnership interests as follows: David M. Klausmeyer transferred 835,000 of our shares of common stock for a 37% interest in SHGP; George Jarkesy transferred 1,655,000 shares and David R. Strawn, Esq. transferred 835,000 shares to SHGP for the issuance of a 63% interest in SHGP that was issued to SHP, at their direction, which is owned equally by Messrs. Ellis, Jarkesy and Strawn.

SHGP also acquired 3,075,000 shares of our common stock in connection with the settlement and assumption of a total of $643,598 in debt owed by Waterbury Resources, Ltd., a Cayman Island company and subsidiary of ours ("Waterbury"), to Q-Marq Securities, Ltd., a Cayman Islands company ("Q-Marq")(the "Waterbury Debt"). Charlie Investments, Ltd. ("Charlie") and Yankee Investments, Ltd. ("Yankee") each transferred to SHGP, 1,537,500 shares of our common stock in exchange for the assumption of the guarantee of the Waterbury Debt by SHGP. Also, in connection with the settlement of the Waterbury Debt: (i) SHGP issued a note payable to Q-Marq for $35,000; (ii) we transferred to SHGP 357,000 shares of Waterbury;(iii) Charlie and Yankee each transferred SHGP 187,500 shares of Waterbury; and (iv) Waterbury issued a total of 1,500,000 of its ordinary shares to Q-Marq in consideration for Q-Marq's release of the Waterbury Debt.

SHP purchased David M. Klausmeyer's 37% interest in SHGP with a Promissory
Note in the amount of $1,500,000 and a pledge of SHP's entire interest in SHGP if SHP defaults. SHP therefore has full voting and dispositive control over these 6,400,000 shares of our common stock held by SHGP. See our 8-K Current Report dated February 28, 2006, which is incorporated by herein by this reference. See Part III, Item 13. In the event of a default in the payment of this Promissory Note to Mr. Klausmeyer, a change in control of our Company could occur. See Part III, Item 11.

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

                                      Date of          Date of
                    Positions         Election or      Termination
  Name              Held              Designation      or Resignation
  ----              ----              -----------      --------------

Brian E. Rodriguez  President           01/06               *
                    Treasurer           01/06               *
                    Director            01/06               *

Jack L. Burns       President           10/95            01/06
                    Treasurer           10/95            01/06
                    Director            10/95            01/06

Michael L. Caswell  Vice President       1/86               *
                    Secretary            1/86               *
                    Director             1/86               *

* These persons presently serve in the capacities indicated.

                     Business Experience.

Mr. Rodriguez is 36 years of age. Mr. Rodriguez has 10 years of experience in capital markets, corporate finance and the technology sector. Most recently, Mr. Rodriguez has served as an accounting and finance consultant for Jefferson Wells from October 2004 to the present. From March 2002 to October 2005, Mr. Rodriguez served as controller and then Director of Finance for JP Mobile, Inc., a privately held wireless software company based in Dallas. Mr. Rodriguez served as controller for ChipData Incorporated from March 2001 to March 2002. Prior to that, Mr. Rodriguez was a consultant with Parson Consulting Firm from April 1999 to March 2001; and has been a Certified Public Accountant in the State of Texas since 1995.

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

       Compliance with Section 16(a) of the Exchange Act.
       --------------------------------------------------

Jack L. Burns filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on October 20, 2003, disclosing the "restricted securities" he received in consideration of services rendered during fiscal 2003. Mr. Burns received an additional 40,000 shares of our common stock that are "restricted securities" on October 15, 2004, and filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on April 18, 2005; it was due on or about October 17, 2004. Mr. Burns received an additional 40,000 shares of our common stock that are "restricted securities" on December 15, 2005, and has yet to file his Form 4 in that respect; it was due on or about December 17, 2005. See the Summary Compensation Table, Part III, Item 10.

Michael L. Caswell filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on October 22, 2003, disclosing the "restricted securities" he received in consideration of services rendered during fiscal 2003. Mr. Caswell received an additional 20,000 shares of our common stock that are "restricted securities" on October 15, 2004, and filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on April 19, 2005, it was due on or about October 17, 2004. Mr. Caswell received an additional 20,000 shares of our common stock that are "restricted securities" on December 15, 2005, and has yet to file his Form 4 in that respect; it is anticipated that such Form 4 will be filed within the next 10 days; it was due on or about December 17, 2005. See the Summary Compensation Table, Part III, Item 10.

Brian E. Rodriguez received 20,000 shares of our common stock that are "restricted securities" on December 15, 2005, and has yet to file his Form 3 in that respect; it is anticipated that such Form 3 will be filed within the next 10 days; it was due on or about December 17, 2005. See the Summary Compensation Table, Part III, Item 10.

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

                    Compensation Committee.
                    -----------------------

We have not established a Compensation Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Compensation Committee. If and when an acquisition is completed, we will review these requirements.

         Nominating and Corporate Governance Committee.
         ----------------------------------------------

We have not established a Nominating and Corporate Governance Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee. If and when an acquisition is completed, we will review these requirements.

               Item 10. Executive Compensation.

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

                                  Long Term Compensation

                       Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)         (h)    (i)

                                                    Secur-
                                              ities              All
Name and   Year or               Other  Rest- Under-       LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying        Pay-  Comp-
Position   Ended      ($)   ($)  Compen-Stock Options      outs  ensat'n
------------------------------------------------------------------------

Jack L.       12/31/03  -0-  -0-  -0-   40000   -0-        -0-  -0-
Burns         12/31/04  -0-  -0-  -0-   40000   -0-        -0-  -0-
Pres.         12/31/05  -0-  -0-  -0-   40000   -0-        -0-  -0-
Treasurer
and Director

Michael L.    12/31/03  -0-  -0-  -0-   20000   -0-        -0-  -0-
Caswell       12/31/04  -0-  -0-  -0-   20000   -0-        -0-  -0-
Vice Pres.,   12/31/05  -0-  -0-  -0-   20000   -0-        -0-  -0-
and Director

(1) Each of our Company's directors was issued 20,000 shares of "restricted securities" (common stock) during the calendar years ended December 31, 2005, 2004, 2003, 2002, 2001, and 2000, for services rendered during those years, with the exception of Jack L. Burns, who was issued 40,000 shares in 2005, 2004 and 2003, at a value of $0.15, $0.10, $0.10, $0.10, $0.35, $0.25 per share, respectively.

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

                        Other Compensation.
                        -------------------

None.

                      Compensation of Directors.
                      --------------------------

At a special meeting of our Company's Board of Directors, held October 4, 1995, our Board of Directors unanimously resolved to pay to each director of our Company 10,000 shares of "restricted securities" (common stock) valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, Our Board of Directors resolved to increase the amount of annual compensation to 20,000 shares of "restricted securities" (common stock,), valued at $0.01 per share. As of the date of this Annual Report, 160,000 "unregistered" and "restricted" shares have been issued to each of the following directors of our Company, pursuant to this resolution: Jack L. Burns; Michael L. Caswell; and Sam Bono; however, Mr. Burn's compensation was increased to 40,000 shares per year for calendar years commencing in 2003. The shares issued during the years ended December 31, 2000, were valued at $0.25 per share to coincide with the cash price of other securities sold by our Company at that time. The shares issued during the years ended December 31, 2001, were valued at $0.35 per share; and the shares issued during the year ended December 31, 2004, 2003 and 2002 were valued at $0.10. The shares issued during the year ended December 31, 2005, were valued at $0.15.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of December 31, 2005 and the date of this Annual Report:

                                          Number and Percentage of
                                          Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/05           Currently
----------------                          --------           ---------
David M. Klausmeyer                    856,000 9.95%       21,000   .23%*
10878 Westheimer, #178
Houston, Texas  77042

David R. Strawn, Esq.                  855,000 9.95%    6,420,000 74.22%*
11440 W. Bernardo Ct., #300
San Diego, California  92127

Sand Hills General Partners                -0-    0%    6,400,000 73.99%*
18205 Burkhardt
Tomball, Texas 77377

Sand Hills Partners, LLC                   -0-    0%    6,400,000 73.99%*
18205 Burkhardt
Tomball, Texas 77377

John Ellis                                 -0-    0%    6,400,000 73.99%*
18205 Burkhardt
Tomball, Texas 77377

George R. Jarkesy                    1,675,000 19.5%    6,420,000 74.22%*
18205 Burkhardt
Tomball, Texas 77377

Charlie Investments, Ltd.            1,537,500 17.9%          -0-     0%
P. O. Box 2097
Grand Cayman
British West Indies

Yankee Investments, Ltd.             1,537,500 17.9%          -0-     0%
P. O. Box 2097
Grand Cayman
British West Indies
                                    ---------- ----     --------- -----
     Totals:                         6,461,000 74.68%   6,461,000 74.68%

* Each of these individuals or entities has sole investment and voting power with regard to the securities listed opposite his or its name, except that Sand Hills Partners has sole voting and dispositive control over the shares of Sand Hills General Partners. Messrs. Ellis, Jarkesy and Strawn equally own Sand Hills Partners which owns Sand Hill General Partners. David M. Klausmeyer is a former partner of Sand Hills General Partners who has a security for a $1,500,000 Promissory Note of Sand Hill Partners all of the 6,400,000 shares of our Company that it owns.

                   Security Ownership of Management.
                   ---------------------------------

The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2005 and the date of this Annual
Report:

                                          Number and Percentage of
                                          Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/05           Currently
----------------                          --------           ---------
Michael L. Caswell                   220,000(1) 2.54%       220,000    *2.54%
3637 W. Alabama, #400
Houston, Texas  77027

Jack L. Burns                        240,000    2.77%       240,000     2.77%
874 Strey Lane, Apt. 561
Houston, Texas  77024

Brian E. Rodriguez                         0       0%             0        0%
18205 Burkhardt
Tomball, Texas 77377
                                     -------    ----        -------     ----
All directors and executive
officers as a group                  460,000    5.32%       460,000     5.32%
(2 persons)

* 30,000 of these shares are held in the name of M.L. Caswell Investments, which is a "doing business as" name of Mr. Caswell.

This individual has sole investment and voting power with regard to the securities listed opposite his name. See Part III, Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with our Company.

                           Changes in Control.
                           -------------------

On January 24, 2006, Jack L. Burns resigned as President, Treasurer,
Secretary and a director of our Company. Mr. Burns' resignation did not involve any disagreement with our management and was for personal reasons only. Also, effective on January 24, 2006, we appointed Brian E. Rodriguez to assume the positions of President, Treasurer, Secretary, and as a director of our Company. See our 8-K Current Report dated January 24, 2006, which is incorporated herein by this reference. See Part III, Item 13.

On February 28, 2006, Sand Hills General Partners, a Texas general partnership("SHGP"), acquired a total of 6,400,000 shares or 74.5% of our issued and outstanding $0.01 par value common voting stock. SHGP is a general partnership that consisted of David M. Klausmeyer, an individual shareholder of ours and Sand Hills Partners, LLC, a Delaware limited liability company ("SHP"), engaged in providing business consulting services. SHP members are John Ellis, and George Jarkesy and David R. Strawn, Esq., shareholders of our Company.

SHGP acquired a total of 3,325,000 shares of our common stock from former shareholders in exchange for partnership interests as follows: David M. Klausmeyer transferred 835,000 of our shares of common stock for a 37% interest in SHGP; George Jarkesy transferred 1,655,000 shares and David R. Strawn, Esq. transferred 835,000 shares to SHGP for the issuance of a 63% interest in SHGP that was issued to SHP, at their direction, which is owned equally by Messrs. Ellis, Jarkesy and Strawn.

SHGP also acquired 3,075,000 shares of our common stock in connection with the settlement and assumption of a total of $643,598 in debt owed by Waterbury Resources, Ltd., a Cayman Island company and subsidiary of ours ("Waterbury"), to Q-Marq Securities, Ltd., a Cayman Islands company ("Q-Marq")(the "Waterbury Debt"). Charlie Investments, Ltd. ("Charlie") and Yankee Investments, Ltd. ("Yankee") each transferred to SHGP, 1,537,500 shares of our common stock in exchange for the assumption of the guarantee of the Waterbury Debt by SHGP. Also, in connection with the settlement of the Waterbury Debt: (i) SHGP issued a note payable to Q-Marq for $35,000; (ii) we transferred to SHGP 357,000 shares of Waterbury;(iii) Charlie and Yankee each transferred SHGP 187,500 shares of Waterbury; and (iv) Waterbury issued a total of 1,500,000 of its ordinary shares to Q-Marq in consideration for Q-Marq's release of the Waterbury Debt.

SHP purchased David M. Klausmeyer's 37% interest in SHGP with a Promissory
Note in the amount of $1,500,000 and a pledge of SHP's entire interest in SHGP if SHP defaults. SHP therefore has full voting and dispositive control over these 6,400,000 shares of our common stock held by SHGP. See our 8-K Current Report dated February 28, 2006, which is incorporated by herein by this reference. See Part III, Item 13. In the event of a default in the payment of this Promissory Note to Mr. Klausmeyer, a change in control of our Company could occur. See Part III, Item 11.

To the knowledge of our Company's management, there are no additional present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.

               Transactions with Management and Others.
               ----------------------------------------

At December 31, 2005, our Waterbury subsidiary had two outstanding loans totaling $408,500, plus $234,978 in accrued interest. A director of Waterbury has management control over both Waterbury and the note holder.

Subsequent to the date of this Annual Report, Sand Hills General Partners ("SHGP") acquired 3,075,000 shares of our common stock in connection with the settlement and assumption of a total of $643,598 in debt owed by Waterbury to Q-Marq Securities, Ltd., a Cayman Islands company ("Q-Marq")(the "Waterbury Debt"). Charlie Investments, Ltd. ("Charlie") and Yankee Investments, Ltd. ("Yankee") each transferred to SHGP, 1,537,500 shares of our common stock in exchange for the assumption of the guarantee of the Waterbury Debt by SHGP. Also, in connection with the settlement of the Waterbury Debt: (i) SHGP issued a note payable to Q-Marq for $35,000; (ii) we transferred to SHGP 357,000 shares of Waterbury;(iii) Charlie and Yankee each transferred SHGP 187,500 shares of Waterbury; and (iv) Waterbury issued a total of 1,500,000 of its ordinary shares to Q-Marq in consideration for Q-Marq's release of the Waterbury Debt.

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

Item 13. Exhibits and Reports on Form 8-K.*

Reports on Form 8-K.

        8-K Current Report dated January 24, 2006, with the Securities and Exchange Commission on January 30, 2006.

        8-K Current Report dated February 28, 2006, with the Securities and Exchange Commission on March 24, 2006.

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

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2001**

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2002**

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2003**

Annual Report on Form 10-KSB for the      Parts I, II and III
calendar year ended December 31, 2004**

Definitive Information Statement          Part III
Filed August 21, 2003**

     Amended and Restated Articles of Incorporation

                             (ii)

Exhibit
Number               Description
------               -----------
  3.1        Amended and Restated Articles of Incorporation***

 14          Code of Ethics****

 21            Subsidiaries

 31            302 Certification of Brian B. Rodriguez

 32            906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

*** See the Definitive Information Statement Filed August 21, 2003.

**** See the Annual Report on Form 10-KSB for the calendar year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2005, and 2004:

Fee category                      2005           2004
------------                      ----           ----

Audit fees                        $7,344         $7,200

Audit-related fees                $    0         $    0

Tax fees                          $    0         $  295

All other fees                    $    0         $    0
                                  ------         ------
Total fees                        $7,344         $7,495

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

                    G/O INTERNATIONAL, INC.

Date: 3/30/2006                     By/s/Brian E. Rodriguez
      ------------                      ----------------------
                                        Brian E. Rodriguez, Director
                                        President and Treasurer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                    G/O INTERNATIONAL, INC.

Date: 3/30/2006                     By/s/Brian E. Rodriguez
      ------------                      ----------------------
                                        Brian E. Rodriguez, Director
                                        President and Treasurer



Date: 3/30/2006                     By/s/Michael L. Caswell
      ------------                      ----------------------
                                        Michael L. Caswell, Director
                                        Vice President and Secretary