Form 10QSB
period 2006-03-31
G/O INTERNATIONAL INC
filed 2006-05-11
CIK 928447

U. S. Securities and Exchange Commission
                         Washington, D. C. 20549
                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934


              For the quarterly period ended March 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to __________________


                      Commission File No. 000-24688
                      -----------------------------

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

               Issuer's Telephone Number: (281) 290-6655

Check whether the Issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X   (2) Yes X

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes X

             Applicable Only to Issuers Involved in Bankruptcy
                Proceedings During the Preceding Five Years

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

                  Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: March 31, 2006 - Common voting stock, 8,650,372 shares outstanding.

Transitional Small Business Disclosure Format (Check One): No X

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                      FINANCIAL STATEMENTS
              March 31, 2006 and December 31, 2005

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                         Balance Sheets
                                             March 31,      December 31,
                                                2006           2005
                                            (Unaudited)
CURRENT ASSETS

Cash                                      $        -          $        -
                                          ----------          ----------
          Total Current Assets                     -                   -
                                          ----------          ----------
          TOTAL ASSETS                    $        -          $        -
                                          ==========          ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                     $   58,400          $   82,389
     Accrued interest-accounts payable             -               7,042
     Notes payable                                 -             408,500
     Accrued interest-notes payable                -             234,978
     Advances from stockholders               34,010              31,348
     Accrued interest-advances from
     stockholders                              6,748               6,040
                                          ----------          ----------
          Total Current Liabilities           99,158             770,297
                                          ----------          ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, $0.01 par value,
     5,000,000 shares authorized; None
     issued and outstanding                        -                   -
     Common stock, $0.01 par value,
     50,000,000 shares authorized;
     8,650,372 shares issued and
     outstanding                              86,504              86,504
     Additional paid-in capital            2,639,874           2,639,874
     Accumulated deficit prior to
      the development stage               (2,330,609)         (2,330,609)
     Deficit accumulated during
      the development stage                 (494,927)         (1,166,066)
                                         -----------         -----------
      Total Stockholders' Equity
       (Deficit)                             (99,158)           (770,297)
                                         -----------         -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY
          (DEFICIT)                      $         -         $         -
                                         ===========         ===========

The accompanying notes are an integral part of these financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                    Statements of Operations
                           (Unaudited)
                                                               From
                                                            Inception on
                                                             January 1,
                              For the Three Months Ended      1991 to
                                        March 31,             March 31,
                                 2006           2005           2006
REVENUES

   Sales and Winnings         $      -       $      -         $    312,965
   Cost of Sales                     -              -              293,956
                              --------       --------         ------------
     Gross Profit                    -              -               19,009
                              --------       --------         ------------
EXPENSES

   General and administrative   17,000          3,580              745,041
                              --------       --------         ------------
     Total Expenses             17,000          3,580              745,041
                              --------       --------         ------------
LOSS FROM OPERATIONS           (17,000)        (3,580)            (726,032)
                              --------       --------         ------------
OTHER INCOME (EXPENSE)

   Gain on disposition of a
     majority interest in
     a subsidiary              688,847              -              688,847
   Write-down of goodwill            -              -             (306,761)
   Interest income                   -              -                   58
   Interest expense               (708)        (9,057)            (221,982)
                              --------       --------         ------------
    Total Other Income
      (Expense)                688,139         (9,057)             160,162
                              --------        --------         ------------
INCOME (LOSS) BEFORE MINORITY
INTEREST                       671,139        (12,637)            (565,870)

MINORITY INTEREST                    -              -               70,943
                              --------       --------         ------------
NET INCOME (LOSS)             $671,139       $(12,637)        $   (494,927)
                              ========       ========         ============
BASIC INCOME (LOSS) PER SHARE $   0.08      $   (0.00)
                              ========       ========
BASIC WEIGHTED AVERAGE SHARES 8,650,372     8,545,372
                              =========     =========

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  8,530,372  $ 85,304 $2,626,074  $(3,362,131)

Common stock issued to directors
for services at $0.10 per share,
October 2004                       60,000       600      5,400            -

Net loss for the year ended
December 31, 2004                        -         -          -      (62,317)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2004       8,590,372    85,904  2,631,474   (3,424,448)

Common stock issued to directors
for services at $0.15 per share,
December 2005                       60,000       600      8,400            -

Net loss for the year ended
December 31, 2005                        -         -          -      (72,227)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2005       8,650,372    86,504  2,639,874   (3,496,675)

Net income for the period ended
March 31, 2006 (unaudited)             -         -          -        671,139

                                 ---------  -------- ----------  -----------
Balance, March 31, 2006
(unaudited)                      8,650,372  $ 86,504 $2,434,734  $(2,825,536)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                    (494,927)
                                                                 -----------
Total Accumulated Deficit                                        $(2,825,536)
                                                                 ===========


The accompanying notes are an integral part of these financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                    Statements of Cash Flows
                           (Unaudited)
                                                                From
                                                            Inception on
                                                             January 1,
                                For the Three Months Ended    1991 to
                                          March 31,           March 31,
                                  2006           2005           2006
CASH FLOWS FROM OPERATING
ACTIVITIES

     Net income (loss)        $ 671,139     $ (12,637)  $   (494,927)
     Reconciliation of net
     income (loss) to cash used
     in operating activities:
       Gain on disposition of
         majority interest in
         subsidiary            (688,847)            -       (688,847)
       Common stock issued in
         lieu of services
         rendered and offset of
         advances                     -             -        140,300
       Amortization expense           -             -          1,280
       Minority interest              -             -        (53,173)
     Change in operating assets
     and liabilities:
       Decrease in prepaid expenses   -             -          1,920
       (Increase) decrease in
       accounts receivable            -             -           (754)
       Increase in accounts
       payable                    14,338       (8,572)        114,628
       Increase in accrued
       expenses                      708         9,057        276,611
       Increase in advances
       from stockholders           2,662        12,000         17,047
                               --------    ----------   ------------
         Net Cash Used by
         Operating Activities         -         (152)      (685,915)
                               --------    ----------   ------------

CASH FLOWS FROM INVESTING
ACTIVITIES
     Purchase of investments          -             -        (69,400)
     (Increase) decrease of
     horses                           -             -        (70,700)
                               --------    ----------   ------------
         Net Cash (Used) by
         Investing Activities         -             -       (140,100)
                               --------    ----------   ------------

CASH FLOWS FROM FINANCING
ACTIVITIES
     Disposition of cash from
     Waterbury                        -             -        (23,025)
     Proceeds from notes payable -
     related parties                  -             -        618,500
     Payments on notes payable -
     related parties                  -             -        (45,000)
     Payment of dividend              -             -         (6,400)
     Cash from minority shareholders  -             -        101,940
     Cash from sales of stock         -             -        180,000
                                -------    ----------   ------------
        Net Cash Provided By
        Financing Activities    $     -    $        -   $    826,015
                                -------    ----------   ------------

The accompanying notes are an integral part of these financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                    Statements of Cash Flows
                     (Unaudited) (Continued)
                                                            From
                                                          Inception on
                                                            January 1,
                              For the Three Months Ended     1991 to
                                        March 31,           March 31,
                              2006           2005           2006
NET INCREASE (DECREASE)
 IN CASH                      $       -    $    (152)    $      359

CASH AT BEGINNING OF PERIOD           -           511              -
                              ---------     ---------     ----------
CASH AT END OF PERIOD         $       -     $     359     $        -
                              =========     =========     ==========
CASH PAID FOR:

     Interest                 $       -     $       -     $    1,333
     Income taxes             $       -     $       -     $        -

NON-CASH ITEMS

     Common stock issued in
     lieu of services rendered
     and offset of advances   $       -     $       -     $  140,300
     Common stock returned and
     canceled                 $       -     $       -     $      195
     Capital recognized from
     Subsidiary               $       -     $       -     $   87,798

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
Notes to the Financial Statements March 31, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

During all of fiscal year 2005 and as of December 31, 2005, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company that engages in the purchase, training and selling of thoroughbred horses in the United States
and Europe.   As a result, Waterbury was fully consolidated in the fiscal year
2005 financial statements, including December 31, 2005. On March 10, 2006, the Company transferred to Sand Hills General Partners, a Texas general partnership, 357,000 shares of Waterbury as part of settlement of $643,598 in debt owed by Waterbury to Q-Marq Securities, Ltd., a Cayman Islands company. As of March 31, 2006, the Company owned 356,999 shares of Waterbury, representing 12.5% of total Waterbury equity. Consequently, Waterbury is not consolidated in the March 31, 2006 financial statements. The Company's investment of Waterbury has no dollar value, as Waterbury has no revenues or
assets, and there is no public market for Waterbury's stock.   The Company
does not display the zero-value investment on the March 31, 2006 balance sheet.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

Management's plans to maintain the long-term financial viability of the Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide the Company with the wherewithal to continue in existence. In the interim, management is committed to meeting its operating expenses.

The Company's management has, over the last year, reviewed a number of investment opportunities presented to them, and entered into several non-binding letters of intent to acquire existing companies. However, no transactions were finalized. The Company's management continues to receive proposals and screens them through professionals retained to provide analysis. Upon receipt of a satisfactory proposal, which the Company is actively seeking, that will provide the best potential for value to the Company's shareholders, the Company will move forward with an acquisition transaction.

The Company had no cash for the period ended March 31, 2006. Liquidity has primarily been provided by advances from stockholders. During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining its good standing in the State of Colorado. The Company does not have any cash reserves to pay for its administrative expenses for the next 12 months. In the event that additional funding is required in order to keep the Company in good standing, the Company may attempt to raise such funding through a private placement of its common stock to "accredited investors" or "sophisticated investors."

At the present time, the Company's management has no finalized plans to offer or sell any securities of the Company. However, at such time as the Company may decide to engage in such activities, management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to our Company under applicable federal and state laws, including sales exempt under Regulation S.

Item 3. Controls and Procedures.

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

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

     31 302 Certification of Brian E. Rodriguez

     32 906 Certification

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     G/O INTERNATIONAL, INC.

Date: 5/11/06                        By/s/Brian E. Rodriguez
      --------------                 -------------------
                                     Brian E. Rodriguez, Director
                                     President and Treasurer