Form 10QSB/A
period 2006-03-31
G/O INTERNATIONAL INC
filed 2006-05-12
CIK 928447

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

We are amending this Quarterly Report to change the March 31, 2006, additional paid in capital number on the Statements of Stockholders' Equity (Deficit). This is the only change made to the Form 10QSB.

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit)(Continued)

                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  8,530,372  $ 85,304 $2,626,074  $(3,362,131)

Common stock issued to directors
for services at $0.10 per share,
October 2004                       60,000       600      5,400            -

Net loss for the year ended
December 31, 2004                        -         -          -      (62,317)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2004       8,590,372    85,904  2,631,474   (3,424,448)

Common stock issued to directors
for services at $0.15 per share,
December 2005                       60,000       600      8,400            -

Net loss for the year ended
December 31, 2005                        -         -          -      (72,227)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2005       8,650,372    86,504  2,639,874   (3,496,675)

Net income for the period ended
March 31, 2006 (unaudited)             -         -          -        671,139

                                 ---------  -------- ----------  -----------
Balance, March 31, 2006
(unaudited)                      8,650,372  $ 86,504 $2,639,874  $(2,825,536)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage                    (494,927)
                                                                 -----------
Total Accumulated Deficit                                        $(2,825,536)
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