Form 10KSB/A
period 2005-12-31
G/O INTERNATIONAL INC
filed 2006-08-01
CIK 928447

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                          FORM 10-KSB/A

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
                       Labor Contracts.

None; not applicable.

   Governmental Approval of Principal Products or Services.

None; not applicable.

   Effects of Existing or Probable Governmental Regulations.

                      Sarbanes-Oxley Act.

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

    Cost and Effect of Compliance with Environmental Laws.

None; not applicable.

              Research and Development Expenses.

None; not applicable.

                     Number of Employees.

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
                                                            ===========
The accompanying notes are an integral part of these consolidated financial statements.
                              F-4

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None; not applicable.

Item 8(a). Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no significant changes in our internal controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

              Bonuses and Deferred Compensation.

None.

                Compensation Pursuant to Plans.

None.

                        Pension Table.

None; not applicable.

                      Other Compensation.

None.

                  Compensation of Directors.

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

                     Employment Contracts.

None.

 Termination of Employment and Change of Control Arrangements.

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

None; not applicable.

                 Transactions with Promoters.

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

  Date: 8/1/2006                      By/s/Brian E. Rodriguez
       ------------                      ----------------------
                                        Brian E. Rodriguez, Director
                                        President and Treasurer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                    G/O INTERNATIONAL, INC.

  Date: 8/1/2006                      By/s/Brian E. Rodriguez
       ------------                      ----------------------
                                        Brian E. Rodriguez, Director
                                        President and Treasurer