Form 10QSB/A
period 2006-03-31
G/O INTERNATIONAL INC
filed 2006-08-01
CIK 928447

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                      FINANCIAL STATEMENTS
              March 31, 2006 and December 31, 2005

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                         Balance Sheets
                                           March 31,         December 31,
                                             2006                2005
                                          (Unaudited)
                                           (Restated)
CURRENT ASSETS

Cash                                      $        -          $        -
                                          ----------          ----------
          Total Current Assets                     -                   -
                                          ----------          ----------
          TOTAL ASSETS                    $        -          $        -
                                          ==========          ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                     $   58,400          $   82,389
     Accrued interest-accounts payable             -               7,042
     Notes payable                                 -             408,500
     Accrued interest-notes payable                -             234,978
     Advances from stockholders               34,010              31,348
     Accrued interest-advances from
     stockholders                              6,748               6,040
                                          ----------          ----------
          Total Current Liabilities           99,158             770,297
                                          ----------          ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, $0.01 par value,
     5,000,000 shares authorized; None
     issued and outstanding                        -                   -
     Common stock, $0.01 par value,
     50,000,000 shares authorized;
     8,650,372 shares issued and
     outstanding                              86,504              86,504
     Additional paid-in capital            3,328,721           2,639,874
     Accumulated deficit prior to
      the development stage               (2,330,609)         (2,330,609)
     Deficit accumulated during
      the development stage               (1,183,774)         (1,166,066)
                                         -----------         -----------
      Total Stockholders' Equity
       (Deficit)                             (99,158)           (770,297)
                                         -----------         -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY
          (DEFICIT)                      $         -         $         -
                                         ===========         ===========
The accompanying notes are an integral part of these financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)
                                                                 From
                                                             Inception on
                                                               January 1,
                              For the Three Months Ended        1991 to
                                        March 31,               March 31,_
                                 2006           2005              2006____
                              (Restated)                       (Restated)
REVENUES

   Sales and Winnings         $      -       $      -         $    312,965
   Cost of Sales                     -              -              293,956
                              --------       --------         ------------
     Gross Profit                    -              -               19,009
                              --------       --------         ------------
EXPENSES

   General and administrative   17,000          3,580              745,041
                              --------       --------         ------------
     Total Expenses             17,000          3,580              745,041
                              --------       --------         ------------
LOSS FROM OPERATIONS           (17,000)        (3,580)            (726,032)
                              --------       --------         ------------
OTHER INCOME (EXPENSE)

   Write-down of goodwill            -              -             (306,761)
   Interest income                   -              -                   58
   Interest expense               (708)        (9,057)            (221,982)
                              --------       --------         ------------
    Total Other Income
      (Expense)                   (708)        (9,057)            (528,685)
                              --------        --------         ------------
INCOME (LOSS) BEFORE MINORITY
INTEREST                       (17,708)       (12,637)          (1,254,717)

MINORITY INTEREST                    -              -               70,943
                              --------       --------         ------------
NET INCOME (LOSS)             $(17,708)      $(12,637)        $ (1,183,774)
                              ========       ========         ============
BASIC INCOME (LOSS) PER SHARE $  (0.00)      $  (0.00)
                              ========       ========
BASIC WEIGHTED AVERAGE SHARES 8,650,372     8,545,372
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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

     Statements of Stockholders' Equity (Deficit)(Continued)
                                                       Additional
                                     Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                  8,530,372  $ 85,304 $2,626,074  $(3,362,131)

Common stock issued to directors
for services at $0.10 per share,
October 2004                       60,000       600      5,400            -

Net loss for the year ended
December 31, 2004                        -         -          -      (62,317)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2004       8,590,372    85,904  2,631,474   (3,424,448)

Common stock issued to directors
for services at $0.15 per share,
December 2005                       60,000       600      8,400            -

Net loss for the year ended
December 31, 2005                        -         -          -      (72,227)
                                 ---------  -------- ----------  -----------
Balance, December 31, 2005       8,650,372    86,504  2,639,874   (3,496,675)

Disposition of majority
interest in a subsidiary                 -         -    688,847            -

Net income for the period ended
March 31, 2006 (unaudited)(Restated)     -         -          -      (17,708)

                                 ---------  -------- ----------  -----------
Balance, March 31, 2006
(unaudited)(Restated)            8,650,372  $ 86,504 $3,328,721  $(3,514,383)
                                 =========  ======== ==========  ===========
Deficit accumulated prior to the development stage               $(2,330,609)
Deficit accumulated during the development stage (Restated)       (1,183,774)
                                                                 -----------
Total Accumulated Deficit (Restated)                             $(3,514,383)
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Statements of Cash Flows
                          (Unaudited)
                                                                From
                                                           Inception on
                                                             January 1,
                                For the Three Months Ended    1991 to
                                          March 31,           March 31,
                                  2006           2005           2006__
                               (Restated)                  (Restated)
CASH FLOWS FROM OPERATING
ACTIVITIES

     Net income (loss)        $ (17,708)     $ (12,637)  $(1,183,774)
     Reconciliation of net
     income (loss) to cash used
     in operating activities:
       Common stock issued in
         lieu of services
         rendered and offset of
         advances                     -             -        140,300
       Amortization expense           -             -          1,280
       Minority interest              -             -        (53,173)
     Change in operating assets
     and liabilities:
       Decrease in prepaid expenses   -             -          1,920
       (Increase) decrease in
       accounts receivable            -             -           (754)
       Increase in accounts
       payable                    14,338       (8,572)       114,628
       Increase in accrued
       expenses                      708         9,057       276,611
       Increase in advances
       from stockholders           2,662        12,000        17,047
                               --------    ----------   ------------
         Net Cash Used by
         Operating Activities         -          (152)      (685,915)
                               --------    ----------   ------------
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of investments            -              -        (69,400)
(Increase) decrease of
horses                             -              -        (70,700)
                            --------     ----------    ------------
    Net Cash (Used) by
    Investing Activities           -              -       (140,100)
                            --------     ----------    ------------
CASH FLOWS FROM FINANCING
ACTIVITIES
Disposition of cash from
Waterbury                        -               -        (23,025)
Proceeds from notes payable -
related parties                  -               -        618,500
Payments on notes payable -
related parties                  -               -        (45,000)
Payment of dividend              -               -         (6,400)
Cash from minority shareholders  -               -        101,940
Cash from sales of stock         -               -        180,000
                           -------      ----------     -----------
   Net Cash Provided By
   Financing Activities    $     -    $          -     $  826,015
                           -------      ----------     ------------
The accompanying notes are an integral part of these financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                   Statements of Cash Flows
                    (Unaudited) (Continued)
                                                              From
                                                          Inception on
                                                           January 1,
                              For the Three Months Ended     1991 to
                                        March 31,           March 31,
                                 2006          2005           2006__
                              (Restated)                  (Restated)
NET INCREASE (DECREASE)
 IN CASH                      $       -    $    (152)    $      359

CASH AT BEGINNING OF PERIOD           -           511              -
                              ---------     ---------     ----------
CASH AT END OF PERIOD         $       -     $     359     $        -
                              =========     =========     ==========
CASH PAID FOR:

     Interest                 $       -     $       -     $    1,333
     Income taxes             $       -     $       -     $        -

NON-CASH ITEMS

     Common stock issued in
     lieu of services rendered
     and offset of advances   $       -     $       -     $  140,300
     Common stock returned and
     canceled                 $       -     $       -     $      195
     Capital recognized from
     Subsidiary               $       -     $       -     $   87,798

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

NOTE 3   CORRECTION OF AN ERROR

In the disposition of our majority-owned subsidiary, Waterbury Resources, Inc., which involved the forgiveness of debt, the Company treated the item as a disposition with a gain of $688,847 being accounted for as a gain in the statement of operations. APB No. 26, paragraph 20, footnote 1, states that the forgiveness of debt by a related party should be treated as a capital transaction. As a result, the financial statements have been corrected to reflect this gain as an addition to additional paid-in capital with a corresponding decrease in the gain on forgiveness of debt resulting in a net loss for the period.

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

                    G/O INTERNATIONAL, INC.
Date: 8/1/06                         By/s/Brian E. Rodriguez
      --------------                 -------------------
                                     Brian E. Rodriguez, Director
                                     President and Treasurer