Form 10QSB
period 2006-06-30
G/O INTERNATIONAL INC
filed 2006-08-01
CIK 928447

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934

          For the quarterly period ended June 30, 2006

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

                        18205 Burkhardt
                     Tomball, Texas 77377
           (Address of Principal Executive Offices)
           Issuer's Telephone Number: (713) 827-0588

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

                             June 30, 2006

                    Common Voting Stock - 8,650,372 shares

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

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)
                     FINANCIAL STATEMENTS
              June 30, 2006 and December 31, 2005

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                          Balance Sheet
                                             June 30,      December 31,
                                                2006           2005
                                            (Unaudited)
CURRENT ASSETS

Cash                                      $        -          $        -
                                          ----------          ----------
          Total Current Assets                     -                   -
                                          ----------          ----------
          TOTAL ASSETS                    $        -          $        -
                                          ==========          ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                     $   60,223          $   82,389
     Accrued interest-accounts payable             -               7,042
     Notes payable                                 -             408,500
     Accrued interest-notes payable                -             234,978
     Advances from stockholders               35,838              31,348
     Accrued interest-advances from
       stockholders                            7,462               6,040
                                          ----------          ----------
          Total Current Liabilities          103,523             770,297
                                          ----------          ----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, $0.01 par value,
     5,000,000 shares authorized; None
     issued and outstanding                        -                   -
     Common stock, $0.01 par value,
     50,000,000 shares authorized;
     8,650,372 shares issued and
     outstanding                              86,504              86,504
     Additional paid-in capital            3,328,721           2,639,874
     Accumulated deficit prior to
      the development stage               (2,330,609)         (2,330,609)
     Deficit accumulated during
      the development stage               (1,188,139)         (1,166,066)
                                         -----------         -----------
      Total Stockholders' Equity
       Deficit)                             (103,523)           (770,297)
                                         -----------         -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY
          (DEFICIT)                      $         -         $         -
                                         ===========         ===========

The accompanying notes are an integral part of these financial statements.

                     G/O INTERNATIONAL, INC.
                  (A Development Stage Company)

                    Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                              For the         For the            January 1,
                        Three Months Ended  Six Months Ended    1991 Through
                              June 30,         June 30,            June 30,
                         2006         2005    2006      2005         2006
REVENUES

 Sales                  $       -  $      -  $      - $      -  $     312,965
 Cost of Sales                  -         -         -        -        293,956
                        ---------  --------  -------- --------  -------------
 Gross Profit                   -         -         -        -         19,009
                        ---------  --------  -------- --------  -------------
EXPENSES

 General and
  administrative            3,651     7,251    20,651   10,831        748,692
                        ---------  --------  -------- --------  -------------
    Total Expenses          3,651     7,251    20,651   10,831        748,692
                        ---------  --------  -------- --------  -------------
NET LOSS FROM OPERATIONS   (3,651)   (7,251)  (20,651) (10,831)      (729,683)
                        ---------  --------  -------- --------  -------------
OTHER INCOME (EXPENSE)

 Write-down of goodwill         -         -         -        -       (306,761)
 Interest income                -         -         -        -             58
 Interest expense            (714)   (9,359)   (1,422) (18,416)      (222,696)
                        ---------  --------  -------- --------  -------------
    Total Other Income
    (Expense)                (714)   (9,359)   (1,422) (18,416)      (529,399)
                        ---------  --------  -------- --------  -------------
NET LOSS BEFORE MINORITY
 INTEREST                  (4,365)  (16,610)  (22,073) (29,247)    (1,259,082)

MINORITY INTEREST               -         -         -        -         70,943
                        ---------  --------  -------- --------  -------------
NET LOSS                $  (4,365) $(16,610) $(22,073)$(29,247) $  (1,188,139)
                        =========  ========  ======== ========  =============

BASIC LOSS PER SHARE    $   (0.00) $  (0.00) $  (0.00)$  (0.00)
                        =========  ========  ======== ========
BASIC WEIGHTED AVERAGE
 SHARES                 8,650,372 8,590,372 8,650,372 8,590,372
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

                    G/O INTERNATIONAL, INC.
                 (A Development Stage Company)

    Statements of Stockholders' Equity (Deficit)(Continued)
                                                       Additional
                                    Common Stock       Paid-in  Accumulated
                                  Shares       Amount   Capital     Deficit
Balance forward                8,530,372  $ 85,304 $2,626,074  $(3,362,131)

Common stock issued to directors
for services at $0.10 per share,
October 2004                     60,000       600      5,400            -

Net loss for the year ended
December 31, 2004                      -         -          -      (62,317)
                               ---------  -------- ----------  -----------
Balance, December 31, 2004     8,590,372    85,904  2,631,474   (3,424,448)

Common stock issued to directors
for services at $0.15 per share,
December 2005                     60,000       600      8,400            -

Net loss for the year ended
December 31, 2005                      -         -          -      (72,227)
                               ---------  -------- ----------  -----------
Balance, December 31, 2005     8,650,372  $ 86,504 $2,639,874  $(3,496,675)

Disposition of majority
interest in a
subsidiary (unaudited)                 -         -    688,847            -

Net loss for the period ended
June 30, 2006 (unaudited)              -         -          -      (22,073)
                               ---------  -------- ----------  -----------
Balance,
June 30, 2006(unaudited)       8,650,372  $ 86,504 $3,328,721  $(3,518,748)
                               =========  ======== ==========  ===========
Deficit accumulated prior to the development stage             $(2,330,609)
Deficit accumulated during the development stage                (1,188,139)
                                                               -----------
Total Accumulated Deficit                                      $(3,518,748)
                                                               ===========

The accompanying notes are an integral part of these financial statements.

                    G/O INTERNATIONAL, INC.
                 (A Development Stage Company)

                   Statements of Cash Flows
                          (Unaudited)
                                                                From
                                                           Inception on
                                                             January 1,
                                For the Six Months Ended      1991 to
                                          June 30,           June 30,
                                  2006           2005           2006
CASH FLOWS FROM OPERATING
ACTIVITIES

     Net loss                 $ (22,073)    $ (29,247)  $ (1,188,139)
     Reconciliation of net
     loss to cash used
     in operating activities:
       Common stock issued in
        lieu of services
        rendered and offset of
        advances                      -             -        140,300
       Amortization expense           -             -          1,280
       Minority interest              -             -        (53,173)
     Change in operating assets
     and liabilities:
       Decrease in prepaid expenses   -             -          1,920
       (Increase) decrease in
       accounts receivable            -             -           (754)
       Increase in accounts
       payable                   16,161        (4,361)       116,451
       Increase in accrued
       expenses                   1,422        18,416        277,325
       Increase in advances
       from stockholders          4,490        15,000         18,875
                               --------    ----------   ------------
         Net Cash Used by
         Operating Activities         -         (192)      (685,915)
                               --------    ----------   ------------
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of investments          -             -        (69,400)
(Increase) decrease of
horses                           -             -        (70,700)
                          --------    ----------   ------------
    Net Cash (Used) by
    Investing Activities         -             -       (140,100)
                          --------    ----------   ------------
CASH FLOWS FROM FINANCING
ACTIVITIES
Disposition of cash from
Waterbury                        -             -        (23,025)
Proceeds from notes payable -
related parties                  -             -        618,500
Payments on notes payable -
related parties                  -             -        (45,000)
Payment of dividend              -             -         (6,400)
Cash from minority shareholders  -             -        101,940
Cash from sales of stock         -             -        180,000
                           -------    ----------   ------------
   Net Cash Provided By
   Financing Activities    $     -    $        -   $    826,015
                           -------    ----------   ------------

The accompanying notes are an integral part of these financial statements.

                    G/O INTERNATIONAL, INC.
                 (A Development Stage Company)

                   Statements of Cash Flows
                    (Unaudited) (Continued)
                                                            From
                                                          Inception on
                                                           January 1,
                              For the Six Months Ended     1991 to
                                        June 30,           June 30,
                              2006           2005           2006
NET INCREASE (DECREASE)
 IN CASH                      $       -    $     (192)    $        -

CASH AT BEGINNING OF PERIOD           -           511              -
                              ---------     ---------     ----------
CASH AT END OF PERIOD         $       -     $     319     $        -
                              =========     =========     ==========
CASH PAID FOR:

     Interest                 $       -     $       -     $    1,333
     Income taxes             $       -     $       -     $        -

NON-CASH ITEMS

     Common stock issued in
     lieu of services rendered
     and offset of advances   $       -     $       -     $  140,300
     Common stock returned and
     canceled                 $       -     $       -     $      195
     Capital recognized from
     Subsidiary               $       -     $       -     $   87,798

                    G/O INTERNATIONAL, INC.
                 (A Development Stage Company)
Notes to the Financial Statements June 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

During all of fiscal year 2005 and as of December 31, 2005, the Company owned 50.49% of Waterbury Resources, Inc. ("Waterbury"), a company that engages in the purchase, training and selling of thoroughbred horses in the United States and Europe. As a result, Waterbury was fully consolidated in the fiscal year 2005 financial statements, including December 31, 2005. On March 10, 2006, the Company transferred to Sand Hills General Partners, a Texas general partnership, 357,000 shares of Waterbury as part of settlement of $643,598 in debt owed by Waterbury to Q-Marq Securities, Ltd., a Cayman Islands company. As of June 30, 2006, the Company owned 356,999 shares of Waterbury, representing 12.5% of total Waterbury equity. Consequently, Waterbury is not consolidated in the June 30, 2006 financial statements. The Company's investment of Waterbury has no dollar value, as Waterbury has no revenues or assets, and there is no public market for Waterbury's stock. The Company does not display the zero-value investment on the June 30, 2006 balance sheet.

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

NOTE 3   SUBSEQUENT EVENTS

On June 26, 2006, the Company entered into an agreement to perform a reorganization with SH Celera Capital Corporation, a Maryland corporation ("SH Celera"). Upon closing of the reorganization, SH Celera will: (i) assume up to $65,000 of the current liabilities of G/O, (ii) provide the Company with working capital of $50,000, (iii) enter into a facilities administration and operating services agreement with the Company, whereby the Company will compensate SH Celera for facilities and labor provided to assist the Company in offering fee-based business consulting services to third parties, (iv) commit to perform a 2-for-1 reverse split and issue 486,053 post-split shares of its $0.01 par value per share common stock to the Company, for further distribution to the Company stockholders, and (v) assign to the Company all of its rights under certain retainer agreements, entered into by SH Celera, pursuant to which SH Celera has received the right to receive certain fees in connection with providing fee based
business consulting services.   Conditions to closing the reorganization
include the following: (1) the Company shall have complete a reverse split of its currently issued and outstanding 8,650,372 shares of common stock in the ratio of 1 for 2 resulting in a total of 4,325,186 shares of its $0.01 par value per share common stock being issued and outstanding, on a post-split basis, (2) Michael Caswell shall resign as the Company's officer and director and shall be replaced by a person designated by SH Celera, and (3) the Company shall change its name to "G/O Business Solutions, Inc." Upon closing of the reorganization, the Company will (i) deliver to SH Celera a total of 17,300,744 newly issued post-split shares of its $0.01 par value per share restricted common stock, (ii) transfer to SH Celera a total of 356,999 shares of Waterbury Resources, Ltd., its minority-owned Cayman Islands subsidiary company; and (iii) enter into the facilities administration and operating services agreement. Consequently, at the conclusion of the reorganization, the Company will have outstanding a total of 21,625,930 shares of which 17,300,744 shares or 80% will be owned by SH Celera and 4,325,186 shares or 20% will be owned by the existing
stockholders of the Company.   In addition, the 486,053 shares of SH
Celera's common stock, issuable to the Company for distribution to its stockholders, will represent 5% of the issued and outstanding shares of SH Celera's common stock, as of the date of the closing of the reorganization. On July 5, 2006, the Company accepted the resignation of Michael Caswell as a director and officer of the Company. The Company's vacancy created by Mr. Caswell's resignation was not immediately filled pending the completion of the proposed reorganization transaction with SH Celera.

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