Form 10QSB
period 2006-09-30
G/O BUSINESS SOLUTIONS, INC.
filed 2006-11-20
CIK 928447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24688

G/O Business Solutions, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

                  Colorado                                        76-0025986
                    (State or other jurisdiction of                                 (IRS Employer
              incorporation or organization)                           Identification No.)

14360 W. Sylvanfield Drive
Houston, Texas 77014
(Address of Principal Executive Offices)

Issuer’s Telephone Number:  (832) 422-2629

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 17, 2006

Common Voting Stock - 4,325,193 shares

Transitional Small Business Disclosure Format (Check One): Yes ☒ No ☐

G/O BUSINESS SOLUTIONS, INC.

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

G/O Business Solutions, Inc.
(formerly G/O International, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Due from related party	$5,322	$-

TOTAL ASSETS	$5,322	$-

LIABILITIES
Accounts payable	$6,351	$82,389
Stock payable	140,200	-
Accrued interest	8,182	248,060
Notes payable	-	408,500
Advances from stockholders	34,027	31,348

TOTAL CURRENT LIABILITIES	188,760	770,297

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 4,325,193 shares issued and outstanding	43,252	43,252
Additional paid-in capital	3,371,973	2,683,126
Accumulated deficit prior to the development stage	(2,330,609)	(2,330,609)
Deficit accumulated during the development stage	(1,268,054)	(1,166,066)
Total stockholders’ deficit	(183,438)	(770,297)

Total liabilities and stockholders’ deficit	$5,322	$-

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.
(formerly G/O International, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	From inception of the development stage on January 1, 1991 through September 30, 2006

REVENUES				-
Sales	$-	$-	$-	$-	312,965
Cost of Sales	-	-	-	-	293,956

GROSS PROFIT	-	-	-	-	19,009

EXPENSES:
General and administrative expenses	79,195	4,524	99,846	15,355	827,887

NET LOSS FROM OPERATIONS	(79,195)	(4,524)	(99,846)	(15,355)	(808,878)

OTHER INCOME (EXPENSE):
Write-down of goodwill					(306,761)
Interest income					58
Interest expense	(720)	(9,467)	(2,142)	(27,883)	(223,416)

NET LOSS BEFORE MINORITY INTEREST	(79,915)	(13,991)	(101,988)	(43,238)	(1,338,997)

MINORITY INTEREST	-	-	-	-	70,943
NET (LOSS)	$(79,915)	$(13,991)	$(101,988)	$(43,238)	(1,268,054)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Basic and Diluted Weighted Average Shares	4,325,193	4,295,186	4,325,193	4,295,186

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.
(formerly G/O International, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	From inception of the development stage on January 1, 1991 through September 30, 2006
Cash flows from operating activities:
Net loss	$(101,988)	$(43,238)	(1,268,054)
Reconciliation of net loss to net cash used in operating activities:
Common stock issued for services	25,200		165,500
Amortization expense	-	-	1,280
Minority interest	-	-	(53,173)
Change in operating assets and liabilities:
Prepaid expenses	-	-	1,920
Accounts receivable	-	-	(754)
Due from related party	(5,322)	-	(5,322)
Accounts payable	77,289	(120)	171,667
Accrued expenses	2,142	27,883	279,467
Net cash used in operating activities	(2,679)	(15,475)	(707,469)

Cash flows from investing activities:
Purchase of investments	-	-	(69,400)
Purchase of horses	-	-	(70,700)
Net cash used in investing activities	-	-	(140,100)

Cash flows from financing activities:
Advances from stockholders	2,679	15,000	21,554
Disposition of cash from Waterbury	-	-	(23,025)
Proceeds from notes payable - related parties	-	-	618,500
Payments on notes payable - related parties	-	-	(45,000)
Payment of dividend	-	-	(6,400)
Cash from minority stockholders	-	-	101,940
Cash from sales of stock	-	-	180,000
Net cash provided by financing activities	2,679	15,000	847,569

Net Increase (Decrease) In Cash	-	(475)	-
Cash at Beginning of Period	-	511	-
Cash at End of period	$-	$36	-

Cash paid for:
Interest	$-	$-	$ 1,333
Income taxes	-	-

Non-cash investing and financing activities:
Disposition of Waterbury	$688,847	$-	$ 688,847

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.
(formerly G/O International, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of G/O Business Solutions, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in G/O's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2005, as reported in Form 10-KSB, have been omitted. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - DISPOSITION OF WATERBURY

During 2005 and as of December 31, 2005, G/O owned 50.49% of Waterbury Resources, Inc., a company that engages in the purchase, training and selling of thoroughbred horses in the United States and Europe. As a result, Waterbury was fully consolidated in the fiscal 2005 financial statements, including as of December 31, 2005. On March 10, 2006, G/O transferred to Sand Hills General Partners, a Texas general partnership, 357,000 shares of Waterbury and Sand Hills General Partners settled the liabilities in the amount of $688,847 owed by Waterbury to Q-Marq Securities, Ltd., a Cayman Islands company. Because Sand Hills General Partners is the majority shareholder of G/O, under APB No. 26, the settlement of Waterbury’s liabilities is treated as a capital transaction and recorded through the additional paid in capital. After the March 10th transaction, G/O owned 356,999 shares of Waterbury, representing 12.5% of total Waterbury equity. On August 15, 2006, G/O transferred its remaining interest of 356,999 shares of Waterbury, to SH Celera Capital Corporation as a result of the reorganization with SH Celera.

NOTE 3 - REORGANIZATION WITH SH CELERA

On August 15, 2006, G/O and SH Celera completed their reorganization. Under their organization plan:

-	SH Celera assumed $65,000 of G/O liabilities and agreed to pay G/O $50,000 in cash.
-
G/O agreed to issue 80% of G/O to SH Celera and G/O assigned its 12.5% interest in Waterbury to SH Celera. (17,300,744 shares valued at $140,200 has been recorded as stock payable as of September 30, 2006. The excess in the amount of $25,200 between the fair value of these shares, liabilities assumed and the cash received is been recorded as the stock-based compensation to SH Celera)

-
Both companies agreed when G/O raises $2.5 million and G/O goes onto AMEX, then and only then, SH Celera issues G/O 5% of SH Celera and G/O will simultaneously distribute SH Celera shares to G/O shareholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation.

The Company had no cash for the period ended September 30, 2006. Liquidity has primarily been provided by advances from stockholders. The Company does not have any cash reserves to pay for its administrative expenses for the next 12 months.

The Company has undertaken in connection with the Reorganization Transaction to commence raising not less than $2,500,000 and up to $5,000,000 in an equity financing transaction pursuant to which the Company would sell a newly created class of preferred stock with the following rights, duties and preferences: (i) a stated value equal to the price per share paid for the shares of preferred stock plus accumulated and unpaid dividends, (ii) a dividend preference equal to a fixed annual percentage rate (to be determined by our board of directors) multiplied times the stated value of each share of preferred stock, which shall be cumulative and paid before any dividends respecting any other class of shares ("Fixed Rate Dividend") plus a fixed percentage participation in distributions to stockholders, (to be determined by the our board of directors), which shall be paid at the time of any distribution to any of the Company’s stockholders, (iii) a liquidation preference equal to the stated value plus any accumulated and unpaid Fixed Rate Dividends, (iv) a securitization of the stated value and a portion of the Fixed Rate Dividend through the purchase and deposit by the Company of a fixed rate financial instrument suitable to the purchaser(s) of the preferred stock, and (v) representation on our board of directors or the right to attend an observe, at the discretion of the majority of the holders of the preferred stock.

Management intends to immediately undertake steps necessary to complete the offer and sale of our preferred stock in the Contemplated Financing, which will be conducted as private offering of "restricted securities" as defined in Rule 144 to "accredited investors" only pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The Company currently has no arrangements or understanding that will assure that we can successfully complete the Contemplated Financing and no assurance can be given that we will be able to do so. Management has provided the Company’s directors with broad discretion, subject to the approval of SH Celera, to determine the terms upon which our shares of Preferred Stock are sold and the rights and privileges granted to purchasers of the shares of Preferred Stock, including, but not limited to: (i) the price per share, (ii) the granting of conversion features, (iii) the fixed dividend rate, (iv) the nature of the securitization including the coverage ratio on the Stated Value and the differential on the dividend rate, and (v) the percentage participation in future dividends and distributions to our stockholders. There can be no assurance that the Company will be successful in raising additional capital through the sale of these shares of Preferred Stock or that if successful, they will be placed on terms that are beneficial to the Company’s then existing stockholders.

In our Form 10KSB for the fiscal year ended December 31, 2005, the Company reported that it was a "shell company" as defined in Rule 12b-2 under the Exchange Act. Management believes that, as a result of the Reorganization Transaction, including the assignment of the Assigned Retainer Agreements, the execution and delivery of the Facilities Administration and Operating Services Agreement, and the Company engaging in the business of providing the Consulting Services, the Company is no longer a "shell company" as defined in Rule 12b-2 under the Exchange Act.

Pursuant to the Reorganization Transaction, the Company has contracted with SH Celera, which, as a result of the Reorganization Transaction, is the owner of 80% of the Company’s issued and outstanding shares of common stock, to provide fee based consulting, advisory and outsource services to companies engaged in various industries and at various stages of development. The services to be provided (“Consulting Services”) will include:

* Consulting regarding Corporate Development Issues;
* Consulting regarding Merger and Acquisition Plan Development and Procedures;
* Consulting regarding Market Divestiture and Special Situations Planning and Procedures;
* Consulting regarding Growth Strategies and Logistics Planning, Development and Procedures;
* Consulting regarding Succession Planning;

Additionally, pursuant to the Reorganization Transaction, we received an assignment of all of SH Celera’s rights under the assigned Retainer Agreements, thereby providing us with two client companies and the balance of cash fees payable pursuant to those assigned Retainer Agreements.  In addition to the cash compensation payable pursuant to each Retainer Agreement, in each of the Retainer Agreements signed to date, we have possess certain rights to receive, subject to certain conditions, non-cash compensation in the form of shares of each of the client companies equal to 5% of the client company’s issued and outstanding shares of common stock determined at the Effective Date of the registration of such shares under the Securities Act of 1933, as amended (the “33 Act”), on a fully diluted based, including any additional shares of such client company’s common stock that may be issued pursuant to the registration of such shares under the 33 Act or thereafter pursuant to any rights existing at the effective date of the registration of such shares under the 33 Act (“Share Compensation”). In connection with the issuance of the Share Compensation, each existing client company has entered into an agreement pursuant to which it has undertaken: (i) to complete any additional financing necessary to qualify its shares of common stock as a “Covered Securities” as defined in Section 18 of the 33 Act, (2) complete the registration of its shares of common stock under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “34 Act”), (iii) complete an application for listing of its shares of common stock on an exchange or other listing market that would qualify such shares of common stock as a “Covered Security” under Section 18 of the 33 Act, and (iv) register the shares issued as Share Compensation under the 33 Act for distribution to our stockholders determined at the time of the registration of the shares comprising the Share Compensation issuable for distribution to our stockholders.

There can be no assurance that any of the client companies will be successful in any of the foregoing steps necessary to distribute the shares comprising the Share Compensation to our stockholders.

In addition, as opportunities arise, if the Company has sufficient resources, Management will seek to acquire companies engaged in providing business development and financial services and products.

Item 3. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Management has evaluated, with the participation of our President, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We identified deficiencies in our internal controls and disclosure controls related to valuation of the stock payable, expense recognition and the financial statement disclosures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our President and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)	Changes in Internal Control Over Financial Reporting.

Our management, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.      Identification of Exhibit

31              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Brian E. Rodriguez, Director, President and Treasurer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Brian E. Rodriguez, Director, President and Treasurer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

G/O BUSINESS SOLUTIONS, INC.

By: /s/ BRIAN E. RODRIGUEZ
Brian E. Rodriguez, Director, President and Treasurer

Date: November 20, 2006

EXHIBIT INDEX

Exhibit No.      Identification of Exhibit

31 32
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Brian E. Rodriguez, Director, President and Treasurer..

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Brian E. Rodriguez, Director, President and Treasurer.