Form 10KSB
period 2006-12-31
G/O BUSINESS SOLUTIONS, INC.
filed 2007-04-13
CIK 928447

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-24688

G/O BUSINESS SOLUTIONS, INC.

(Name of Small Business Issuer in its Charter)

Colorado	76-0025986
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18205 Burkhardt Road
Tomball, Texas 77377
(Address of Principal Executive Offices)

Issuer’s Telephone Number: (832) 422-2628

Securities registered under Section 12(b) of the Act: None
Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.01 par value common stock
Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $1,850.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days: March 26, 2007 - $10,952. There are approximately 1,095,193 shares of common voting stock of the Issuer held by non-affiliates. There is no “established trading market” for our common stock; therefore, we have arbitrarily valued the shares at par value ($0.01).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None, Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

March 26, 2007: Common - 21,625,937
March 26, 2007: Preferred - None

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes [ X ] No [ ]

PART I

Item 1. Description of Business

Business Development

For a discussion of the business development of G/O International, Inc, ("our Company" or "we," "our," "us" or words of similar import) for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000, see our 10-KSB and/or 10-KSB/A Annual Reports for the years then ended, filed August 1, 2006, April 13, 2005, April 14, 2004, March 31, 2003, April 15, 2002 and March 30, 2001, respectively, with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13.

Business

On August 15, 2006, we completed a reorganization transaction with SH Celera Capital Corporation, a Maryland corporation (Reorganization Transaction"), that is engaged in, among other activities, providing business consulting services to client companies engaged in various industries and at various stages of development ("SH Celera"). Pursuant to the Reorganization Transaction, we did the following:

(1) changed our name from “G/O International, Inc.” to "G/O Business Solutions, Inc.”

(2) completed a reverse split, effective August 15, 2006, of our outstanding 8,650,372 shares of $0.01 par value per share common stock in the ratio of 1 for 2, resulting in a total of 4,325,186 shares of our common stock, $0.01 par value per share being outstanding, post-split;

(3) issued a total of 17,300,744 post-split shares of our $0.01 par value per share common stock to SH Celera resulting in SH Celera owning 80% of our issued and outstanding shares of $0.01 par value per share common stock;

(4) entered into a Facilities Administration and Operating Services Agreement with SH Celera pursuant to which SH Celera has undertaken to provide all facilities, administration and operating services necessary for us to conduct a fee based business consulting practice under our trade name "G/O Business Solutions, Inc." The Facilities Administration and Operating Services Agreement has been filed as Exhibit 10.1 to our Form 8-K filed on August 15, 2006.

(5) commenced providing fee based business consulting services to company clients through the support provided by SH Celera under the Facilities Administration and Operating Services Agreement. Further discussion regarding the fee based business consulting business in which we intend to engage is set forth in the paragraph "Organization and Business-Consulting Services" herein below;

(6) appointed Mr. George Jarkesy, to fill the vacancy created by the resignation of Michael Caswell, who resigned as a member of our board of directors and as an officer on July 5, 2006. Mr. Jarkesy will serve as a member of our board of directors until the next election of directors and as our chairman and chief executive officer. In connection therewith, we executed and delivered an indemnification agreement thereby agreeing to indemnify Mr. Jarkesy in the event certain proceedings are threatened or commenced against Mr. Jarkesy.

(7) transferred to SH Celera, a total of 356,999 shares of Waterbury Resources Ltd., which constitutes the balance of our interest in Waterbury Resources, Ltd;

(8) entered into the Mutual Undertaking Agreement pursuant to which we undertook to raise additional equity capital of not less than $2,500,000 and up to $5,000,000 through the sale of a newly created class of our shares of preferred stock (the "Contemplated Financing"). Further discussion regarding the Contemplated Financing is set forth in the paragraph "Liquidity" in Item 6 herein below and a copy of the Mutual Undertaking Agreement has been filed as Exhibit 10.2 to our Form 8-K filed on August 15, 2006.

(9) entered into the Agreement to Assume Debt and Release, Waiver and Novation Agreement pursuant to which SH Celera agreed to assume up to $65,000 or our outstanding liabilities. A copy of the Agreement to Assume Debt and Release, Waiver and Novation Agreement has been filed as Exhibit 10.3 to our Form 8-K filed on August 15, 2006.

(10) entered into Assignment, Assumption and Confirmation Agreements with SH Celera and two of its client companies pursuant to which we received the assignment of all rights under the certain retainer agreements between SH Celera and such client companies ("Assigned Retainer Agreements") and assumed the obligation to perform the services required thereunder for the consideration payable thereunder. A copy of each of the Assignment, Assumption and Confirmation Agreements has been filed as Exhibits 10.4(a) and 10.4(b) to our Form 8-K filed on August 16, 2006; and

(11) received a capital contribution of $50,000 from SH Celera to be used for working capital.

A copy of the Reorganization Plan and Agreement, including all material exhibits and related instruments as described above, is filed as Exhibit 2.1 to our Form 8-K filed on August 15, 2006.

From the date of termination of our limited business operations conducted through our then majority owned subsidiary, Waterbury Resources, Ltd., a corporation organized under the laws of the Cayman Islands, BWI ("Waterbury"), through our Reorganization on August 15, 2006, we have had no business operations. As a result of the Restructure of the Waterbury Debt disclosed on our Form 8-K filed March 24, 2006 and the transfer of the 356,999 shares of Waterbury to SH Celera in the Reorganization Transaction, we no longer own any shares of Waterbury.

Pursuant to the Reorganization Transaction, we have contracted with SH Celera, which, as a result of the Reorganization Transaction, is the owner of 80% of our issued and outstanding shares of common stock, to provide fee based consulting, advisory and outsource services (“the Consulting Services”) to companies engaged in various industries and at various stages of development.

Given our limited resources, in connection with the Reorganization Transaction, we have entered into a FA&OS Agreement ("FA&OS Agreement") with SH Celera pursuant to which SH Celera, the owner of 80% of our issued and outstanding shares of common stock, has agreed to provide the facilities, the administration and the ongoing provision of the Consulting Services to our clients. The FA&OS Agreement was filed as Exhibit 10.1 to the Form 8-K filed on August 15, 2006.

In addition, as opportunities arise, if we have sufficient resources, we will seek to acquire companies engaged in providing business development and financial services and products.

Principal Products or Services and their Markets

The Consulting Services to be provided will include:

•	Consulting regarding Corporate Development Issues;

•	Consulting regarding Merger and Acquisition Plan Development and Procedures;

•	Consulting regarding Market Divestiture and Special Situations Planning and Procedures;

•	Consulting regarding Growth Strategies and Logistics Planning, Development and Procedures;

•	Consulting regarding Succession Planning;

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Our primary competitors in providing the Consulting Services to client companies include: law firms, accounting firms, large management consulting firms such as McKinsey, Bain, Boston Consulting Group, and commercial and investment banks. As a result, competition for potential client companies is intense. Most if not all of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources and experience than we do. For example, most competitors will have larger staff with greater levels of expertise and experience available to them. In addition, some of our competitors will have long term relationships with existing clients that provide them the ongoing cash flow necessary to further develop their business. We expect to use the industry information gathered by SH Celera's management to identify companies that can utilize our Consulting Services. In addition, we believe that the relationships of SH Celera's management and members of its Industry Advisory Committees will enable them to learn about, and compete effectively for, client companies. We operate in a highly competitive market for client companies.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We do not own any patents or intellectual property. The trade name "G/O Business Solutions, Inc." will be utilized by SH Celera to market our services and products.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effects of Existing or Probable Governmental Regulations on the Business

Sarbanes-Oxley Act

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

The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes- Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Penny Stock

Our common stock is a currently a "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are defined as stocks:

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

* Compliance with these requirements may make it harder for our stockholders to resell their shares.

Reporting Obligations

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

Shell Company Regulations

We believe that, as a result of the Reorganization Transaction, we are not a "Shell Corporation" as defined in Rule 12b-2 of the Exchange Act. See Item 5.06 Change in Shell Corporation Status, hereinabove. However, there can be no assurance that the SEC will agree with our reclassification given the start-up nature of our intended business and the limited resources possessed by SH Celera.

If we continue to be regulated as a "Shell Company as defined in Rule 12b-2 of the Exchange Act, we will be subject to recent amendments to Form 8-K by the Securities and Exchange Commission (as set forth in Release No. 33-8587) regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and pro-forma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

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

Small Business Issuer

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

Possible Inadvertent Investment Company subject to regulation under the Investment Company Act of 1940, as amended.

We have been advised by legal counsel that we may inadvertently become subject to the Investment Company Act of 1940 in accepting shares of a client company, as payment for fees. To avoid this possible outcome, we have agreed with SH Celera, in the FA&OS Agreement, that any property, including shares of a client company, received as fees, or otherwise, will be distributed directly to our stockholders as a dividend distribution. This will require the client company issuing such shares to: (1) first register such shares with the SEC pursuant to the Securities Act and (2) qualify such shares as "Covered Securities", at the time of such distribution, for issuance under Section 18 of the Securities Act, thereby precluding State review and approval of such distribution. These requirements may serve to limit the number of client companies willing or qualified to issue their shares for our Consulting Services.

Research and Development Expenses During the Last Two Fiscal Years

None; not applicable.

Cost and Effect of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov.

Item 2. Description of Property

We have no property. Pursuant to the FA&OS Agreement, we are provided a principal executive office at 18205 Burkhardt Road, Tomball, Texas 77377 by our Chief Executive Officer at no charge. We have also used the headquarters of SH Celera located at 14360 Sylvanfield Drive, Houston, Texas 77014, which includes a single office and access to the common areas along with access to the conference room.

SH Celera does not own any properties. It currently leases approximately 3,600 square feet of office space located at 14360 Sylvanfield Drive, Houston, Texas 77014. In addition, an Escondido, California office is provided by Mr. Strawn, SH Celera's chief executive officer, without charge.

SH Celera's management believes that the office space in Houston, Texas, will be adequate to meet both of our needs for approximately 2 years, after which additional space will be needed.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our Company’s security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Purchases of Equity Securities

Market Information

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

For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have not satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption “Recent Sales of Unregistered Securities,” of this Item, below. Also see the caption “Restrictions on Sales of Certain Restricted Securities” for a discussion on shares subject to a registration agreement.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2005, and December 31, 2006, is shown below. Prices are inter-dealer quotations as reported by the NASD (or the NQB, LLC) and do not necessarily reflect transactions, retail markups, mark downs or commissions. We completed a reverse split, effective August 15, 2006, of our outstanding 8,650,372 shares of $0.01 par value per share common stock in the ratio of 1 for 2, which impacted the range of high and low bid quotations for our common stock subsequent to August 15, 2006. The reverse split resulted in a total of 4,325,186 shares of our common stock, $0.01 par value per share being outstanding, post-split.

STOCK QUOTATIONS

BID
Quarter ended:	High	Low

March 31, 2005	0.34	0.34
June 30, 2005	0.15	0.15
September 30, 2005	0.15	0.15
December 31, 2005	0.15	0.15
March 31, 2006	0.22	0.15
June 30, 2006	0.25	0.25
September 30, 2006	-	-
December 31, 2006	-	-

The future sale of presently outstanding "restricted securities" (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock. See the heading “Recent Sales of Unregistered Securities," directly below.

Holders

The number of record holders of our Company's common stock as of the date of this Report is approximately 767, not including an indeterminate number who may hold shares in “street name”.

Dividends

Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until our Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our Company’s ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Restricted Securities

The following table reflects the sales of our unregistered securities during the past two years:

Common Stock

Name -------	Date Acquired --------------	Number of Shares -----------	Aggregate Consideration -------------------
Directors	12/15/05	60,000	Services valued at $0.15

SH Celera Capital Corporation	8/15/06	17,300,744	See Item 11 “Changes in Control” regarding Reorganization Transaction

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2006, for the sale of registered securities.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any Equity Compensation Plans.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Item 6. Management's Discussion and Analysis and Plan of Operation

Results of Operations

During the year ended December 31, 2006, our Company had total expenses of $180,351 while recognizing $1,850 in revenues for a loss of $178,501. Our current expenses were primarily composed of the following: (1) amounts accrued associated with our Facilities, Administrative, Operations, and Services Agreement ("FA&OS Agreement") with SH Celera Capital Corporation pursuant to which SH Celera, the owner of 80% of our issued and outstanding shares of common stock, has agreed to provide the facilities, the administration and the ongoing provision of the Consulting Services to our clients, (2) legal and accounting professional services, and (3) interest expense associated with advances from shareholders. During the year ended December 31, 2005, we received $0 in revenues, with total expenses of $72,227, for a loss of $72,227.

Plan of Operation

As a result of the Reorganization Transaction we were able to repay a total of $65,000 of our outstanding liabilities and we received operating capital of $50,000 from SH Celera. In addition, we entered into the Facilities Administration and Operating Services Agreement with SH Celera, pursuant to which we are provided the facilities, administrative services and operating services necessary to immediately commence providing fee based business development consulting services ("Consulting Services") under our name "G/O Business Solutions, Inc." Additionally, we received an assignment of all of SH Celera's rights under the Assigned Retainer Agreements, thereby providing us with two client companies and the cash fees payable pursuant to this Assigned Retainer Agreements. In addition, we have received an undertaking from these client companies to issue additional "Share Compensation" which will be distributed directly to our stockholders determined on a record date declared by our board of directors, immediately prior to the registration of such shares for distribution under the Securities Act of 1933, as amended (the "33 Act"). See "Future Funding" herein below.

We plan to generate revenue in the form of consulting fees through our performance of the Consulting Services. In addition, in the Assigned Retainer Agreement, we have received the assignment of Non-Cash Compensation in the form of shares of each of the client companies equal to 5% of the client company's issued and outstanding shares of common stock determined at the Effective Date of the registration of such shares under the Securities Act of 1933, as amended (the "33 Act"), on a fully diluted based, including any additional shares of such client company's common stock that may be issued pursuant to the registration of such shares under the 33 Act or thereafter pursuant to any rights existing at the effective date of the registration of such shares under the 33 Act. In connection with the issuance of the Non-Cash Compensation, each Existing Client Company has entered into an agreement pursuant to which it has undertaken: (i) to complete any additional financings necessary to qualify its shares of common stock as a "Covered Securities" as defined in Section 18 of the 33 Act, (2) complete the registration of its shares of common stock under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "34 Act"), (iii) complete an application for listing of its shares of common stock on an exchange or other listing market that would qualify such shares of common stock as a "Covered Security" under Section 18 of the 33 Act, and (iv) register the shares issued as Non-Cash Compensation under the 33 Act for distribution to our stockholders determined at the time of the registration of the shares comprising the Share Compensation issuable for distribution to our stockholders.

There can be no assurance that the client company will be successful in any of the foregoing steps necessary to distribute the shares comprising the Share Compensation to our stockholders.

The Client Undertaking Agreements contain certain penalties including cash fees payable to us, in the event that the Existing Client Companies fail to perform the undertaking within prescribed times.

Accordingly, we intend to immediately commence provide those Consulting Services required under the Assigned Retainer Agreements for the fees payable thereunder and to seek additional client companies desiring to obtain the provision of the Consulting Services, on a fee basis, as they are identified and presented by the management of SH Celera. See " Principal Products or Services and their Markets”, herein above.

Distribution Policy

We intend to retain all cash compensation earned in providing the Consulting Services for future use as operating capital, and do not anticipate paying any cash dividends to our stockholders in the foreseeable future.

In the Reorganization Transaction, as set forth more fully in the Mutual Undertaking Agreement, SH Celera, upon meeting certain criteria defined as a Qualifying Event, (which is defined as development of assets and a financial structure that, taken together, would qualify the shares of SH Celera's $0.001 par value per share common stock for listing on an exchange or trading market that, upon such qualification, would qualify SH Celera's $0.001 par value per share common stock, upon approval, as a "Covered Security," as defined in Section 18 of the Securities Act), SH Celera has undertaken to register for distribution to our stockholders, determined at the time of the Closing of the Reorganization Transaction, a total of 486,053 shares of its $0.001 par value per share common stock. We can offer no assurance, however, that SH Celera will meet the criteria defined as the Qualifying Event, that it will be successful in registering such shares, or upon registration and distribution, that such shares of SH Celera will have any value. In the event that SH Celera is unsuccessful in registering the share by the defined deadlines, it is required to pay us a $50,000 fee unless such failure results primarily from delays of the SEC or other regulatory body in connection with the Securities Act Registration, in which case, SH Celera, as of the Due Date, unless the Due Date is mutually extended by us and SH Celera, shall have no further obligation to issue the it shares of common stock.

In addition, in the Assigned Retainer Agreements, the Existing Client Companies have each agreed to take those action necessary to distribute it's shares of common stock, payable as Share Compensation, to our stockholders, determined at the time of the immediately prior to the Effective Date of the Securities Act Registration, and we have undertaken in the FA&OS Agreement to obtain similar undertakings from future client companies in connection with receipt of Share Compensation received for providing Consulting Services. In the case of the Client Undertaking Agreement received from the client company and any additional undertakings that may be obtained from future client companies, a record date will be designated by our board of directors; a registration statement will be prepared by the client company and filed with the SEC. Upon comment and approval of the registration statement by the SEC, the securities of the client company will be distributed to our stockholders of record on the noticed record date.

Upon the direct distribution of such securities of a client company to our stockholders, each of our stockholders receiving such securities will be required to execute their own timing decision as to when to sell such securities.

Liquidity

As of December 31, 2006, we had $14,507 in cash.

We will generate cash, initially, primarily from the fees paid by the client companies under the Assigned Retainer Agreement, assigned to us by SH Celera in the Reorganization Transaction, and, thereafter, from payments made in connection with providing on-going Consulting Services to those client companies that may retain us for such purposes. However, we will not be able to operate, without raising additional operating capital or developing additional sources of cash flow through the existing retainer agreements or acquisition of additional customers.

We have undertaken in the Mutual Undertaking Agreement executed in connection with the Reorganization Transaction to commence raising not less than $2,500,000 and up to $5,000,000 in an equity financing transaction pursuant to which we would sell a newly created class of preferred stock with the following rights, duties and preferences: (i) a stated value equal to the price per share paid for the shares of preferred stock plus accumulated and unpaid dividends, (ii) a dividend preference equal to a fixed annual percentage rate (to be determined by our board of directors) multiplied times the stated value of each share of preferred stock, which shall be cumulative and paid before any dividends respecting any other class of shares ("Fixed Rate Dividend") plus a fixed percentage participation in distributions to stockholders, (to be determined by the our board of directors), which shall be paid at the time of any distribution to any of our stockholders, (iii) a liquidation preference equal to the stated value plus any accumulated and unpaid Fixed Rate Dividends, (iv) a securitization of the stated value and a portion of the Fixed Rate Dividend through the purchase and deposit by the Company of a fixed rate financial instrument suitable to the purchaser(s) of the preferred stock, and (v) representation on our board of directors or the right to attend an observe, at the discretion of the majority of the holders of the preferred stock.

We intend to immediately undertake steps necessary to complete the offer and sale of our preferred stock in the Contemplated Financing, which will be conducted as private offering of "restricted securities" as defined in Rule 144 to "accredited investors" only pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

We currently have no arrangements or understanding that will assure that we can successfully complete the Contemplated Financing and no assurance can be given that we will be able to do so. We have provided our directors with broad discretion, subject to the approval of SH Celera, to determine the terms upon which our shares of Preferred Stock are sold and the rights and privileges granted to purchasers of the shares of Preferred Stock, including, but not limited to: (i) the price per share, (ii) the granting of conversion features, (iii) the fixed dividend rate, (iv) the nature of the securitization including the coverage ratio on the Stated Value and the differential on the dividend rate, and (v) the percentage participation in future dividends and distributions to our stockholders. There can be no assurance that we will be successful in raising additional capital through the sale of these shares of Preferred Stock or that if successful, they will be placed on terms that are beneficial to our then existing stockholders. See "Risk Factors' The Terms of the Preferred Stock, to be offered in the Contemplated Financing, are subject to the discretion of our board of directors" and "We may need to raise additional capital to both sustain and or grow our operations" herein below.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
G/O Business Solutions, Inc.
(A Development Stage Company)
Tomball, Texas

We have audited the accompanying consolidated balance sheet of G/O Business Solutions, Inc. (a development stage company) as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2006 and for the period from August 15, 2006 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of G/O Business Solutions, Inc. at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from inception through December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to those matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
G/O International, Inc. and Subsidiary
(A Development Stage Company)
Tomball, Texas

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of G/O International, Inc. and Subsidiary (a development stage company) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of G/O International, Inc. and Subsidiary (a development stage company) for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the December 31, 2005 consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to those matters are also discussed in Note 9 to the December 31, 2005 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 17, 2006

G/O Business Solutions, Inc.
(formerly G/O International, Inc.)
(A Development Stage Company)
BALANCE SHEET

December 31,
2006
ASSETS
Current assets:
Cash	$14,507
Due from related party	1,500

TOTAL ASSETS	$16,007

LIABILITIES
Accounts payable	$6,574
Accounts payable - related party	61,248
Accrued interest	8,909
Advances from stockholders	34,027
Deferred revenue	25,000

TOTAL CURRENT LIABILITIES	135,758

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,625,937 shares issued and outstanding	216,259
Additional paid-in capital	3,339,166
Accumulated deficit prior to the development stage	(3,518,748)
Deficit accumulated during the development stage	(156,428)
Total stockholders’ deficit	(119,751)

Total liabilities and stockholders’ deficit	$16,007

See summary of significant accounting policies and notes to consolidated financial statements.

G/O Business Solutions, Inc.
(formerly G/O International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	From inception of the development stage on August 15, 2006, through December 31, 2006
REVENUES
Sales	$1,850	$-	$1,850
Cost of Sales	(1,050)	-	(1,050)
General and administrative expenses	(157,923)	-	(157,923)

NET LOSS FROM OPERATIONS	(157,123)	-	(157,123)

OTHER INCOME EXPENSES:
Interest income	58	-	58
Interest expense	(2,149)	-	(2,149)
LOSS FROM CONTINUING OPERATIONS	(159,514)	-	(159,514)

NET LOSS FROM DISCONTINUED OPERATIONS	(22,073)	(72,227)	-
NET LOSS BEFORE MINORITY INTEREST	(181,587)	(72,227)	(159,514)
MINORITY INTEREST	3,086	-	3,086
NET LOSS	$(178,501)	$(72,227)	$(156,428)

BASIC AND DILUTED:
NET LOSS PER SHARE	$(0.03)	$(0.00)
LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.03)	$(0.00)
LOSS PER SHARE FROM DISCONTINUING OPERATIONS	$(0.00)	$(0.02)

Basic and Diluted Weighted Average Shares	6,173,759	4,325,186

See summary of significant accounting policies and notes to financial statements.

G/O Business Solutions, Inc.
(formerly G/O International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to the Development Stage	Deficit Accumulated During the Development Stage	Total
Balance December 31, 2004	4,295,193	$42,952	$2,674,426	$(3,424,448)	$-	$(707,070)
Common stock issued to directors for services at $0.15 per share, December 2005	30,000	300	8,700	-	-	9,000
Net loss for year ended December 31, 2005	-	-	-	(72,227)	-	(72,227)

Balance December 31, 2005	4,325,193	43,252	2,683,126	(3,496,675)	-	(770,297)

Disposition of majority interest in a subsidiary	-	-	688,847	-	-	688,847
Common stock issued in reorganization	17,300,744	173,007	(32,807)	-	-	140,200
Net loss for the period ended December 31, 2006	-	-	-	(22,073)	(156,428)	(178,501)

Balance December 31, 2006	21,625,937	$216,259	$3,339,166	$(3,518,748)	$(156,428)	$(119,751)

See summary of significant accounting policies and notes to financial statements.

G/O Business Solutions, Inc.
(formerly G/O International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	From inception of the development stage on August 15, 2006, through December 31, 2006
Cash flows from operating activities:
Net Loss	$(178,501)	$(72,227)	$(156,428)
Net loss from discontinued operations	22,073	72,227	-
Net loss from continuing operations	(156,428)	-	(156,428)
Reconciliation of net loss to net cash used in operating activities:
Common stock issued for services	25,200	-	25,200
Minority Interest	(3,086)	-	-
Change in operating assets and liabilities:
Due from related parties	(1,500)	-	(1,500)
Accounts payable	30,802	-	8,729
Deferred revenue	25,000	-	25,000
Accrued expenses	(1,494)	-	(1,494)
Net cash used in continuing operations	(81,506)	-	(100,493)
Net cash used in discontinued operations	(18,987)	(511)	-
Net cash used in operating activities	(100,493)	(511)	(100,493)
Cash flows from investing activities:	-	-	-
Cash flows from financing activities:	-	-	-
Proceeds from sale of stock	115,000	-	115,000
Net cash used in continuing operations	115,000	-	115,000
Net cash used in discontinued operations	-	-	-
Net cash provided by financing activities	115,000	-	115,000

Net Increase (Decrease) In Cash	14,507	(511)	14,507
Cash at Beginning of Period	-	511	-
Cash at End of Period	$14,507	$-	$14,507
Cash paid for:
Interest	$-	$-	$2,149
Income Taxes	-	-	-
Non-cash investing and financing activities:
Disposition of Waterbury	$688,847	$-	$688,847

See summary of significant accounting policies and notes to financial statements.

G/O Business Solutions, Inc.
(formerly G/O International, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

G/O Business Solutions, Inc., formerly known as G/O International, Inc., (“G/O”) was initially incorporated under the laws of the State of Colorado in June, 1973 as Rocky Mountain Ventures, Inc. During 1978, G/O experienced financial difficulties, at which time new officers and directors were elected, G/O changed its primary business activity from hard rock mining to oil and gas exploration, development and production, and offices were relocated from Denver, Colorado, to its present location in Houston, Texas.

On February 4, 1986, G/O filed for protection under Chapter 11 of the United States Bankruptcy Code. G/O ceased operations in 1988 and did not conduct any business activity other than the closing of its bankruptcy filing and other organizational activities until it acquired Waterbury Resources, Inc.

On August 15, 2006, G/O completed a reorganization transaction with SH Celera Capital Corporation, a Maryland corporation (Reorganization Transaction"), that is engaged in, among other activities, providing business consulting services to client companies engaged in various industries and at various stages of development ("SH Celera"). As a result of the reorganization, G/O changed its focus and began new planned principal operations. Management determined that G/O, upon embarking on the new business plan of business consulting, has entered a new development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, G/O has presented these financial statements in accordance with that Statement, including losses incurred from August 15, 2006 (new development stage) to December 31, 2006. All activities prior to August 15, 2006 have been presented as discontinued operations in the statements of operations and the statements of cash flows.

Summary of Significant Accounting Policies

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, G/O considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. G/O recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when G/O performs its services.

Income taxes. G/O recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. G/O provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net income (loss) per share. The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, there were no potential dilutive securities.

Principles of Consolidation. During 2005 G/O owned 50.49% of Waterbury Resources, Inc., a company that engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. As a result, Waterbury was fully consolidated in the fiscal 2005 financial statements. On March 10, 2006, G/O transferred to Sand Hills General Partners, a Texas general partnership, 357,000 shares of Waterbury and Sand Hills General Partners settled the liabilities in the amount of $688,847 owed by Waterbury to Q-Marq Securities, Ltd., a Cayman Islands company. Because Sand Hills General Partners is the majority shareholder of G/O, under APB No. 26, the settlement of Waterbury’s liabilities is treated as a capital transaction and recorded through the additional paid in capital. After the March 10, 2006 transaction, G/O owned 356,999 shares of Waterbury, representing 12.5% of total Waterbury equity. On August 15, 2006, G/O transferred its remaining interest of 356,999 shares of Waterbury to SH Celera Capital Corporation as a result of the reorganization with SH Celera. The December 31, 2005 consolidated financial statements include the accounts of G/O (parent), and Waterbury Resources, Inc. (Waterbury), a majority-owned subsidiary. The December 31, 2006 financial statements do not include Waterbury. All significant intercompany amounts have been eliminated for consolidation purposes

Newly Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No.123R (revised 2004), "Share-Based Payment". Statement 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. G/O does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on G/O’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, G/O incurred net losses of $178,501 and $72,227 for the years ended December 31, 2006 and 2005, respectively and had a working capital deficit of $119,751 as of December 31, 2006. These conditions raise substantial doubt as to G/O’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and in turn increase operations. G/O will continue to implement a plan to increase revenues, public relations, press relations and advertising. G/O will seek out new markets and areas of strategic alliance and opportunity. The financial statements do not include any adjustments that might be necessary if G/O is unable to continue as a going concern.

NOTE 3 - DISPOSITION OF WATERBURY

During 2005 and as of December 31, 2005, G/O owned 50.49% of Waterbury Resources, Inc., a company that engages in the purchase, training and selling of thoroughbred horses in the United States and Europe. As a result, Waterbury was fully consolidated in the fiscal 2005 financial statements, including as of December 31, 2005. On March 10, 2006, G/O transferred to Sand Hills General Partners, a Texas general partnership, 357,000 shares of Waterbury and Sand Hills General Partners settled the liabilities in the amount of $688,847 owed by Waterbury to Q−Marq Securities, Ltd., a Cayman Islands company. Because Sand Hills General Partners is the majority shareholder of G/O, under APB No. 26, the settlement of Waterbury's liabilities is treated as a capital transaction and recorded through the additional paid in capital. After the March 10th transaction, G/O owned 356,999 shares of Waterbury, representing 12.5% of total Waterbury equity. On August 15, 2006, G/O transferred its remaining interest of 356,999 shares of Waterbury, to SH Celera Capital Corporation as a result of the reorganization with SH Celera. The liabilities settled by Sand Hills were as follows:

•	$205,000 note payable to an unrelated entity, dated at various dates, bearing interest at 8% fixed interest rate, unsecured and due on demand

•	$203,500 note payable to an unrelated entity, dated at various dates, bearing interest at 8% fixed interest rate, unsecured and due on demand

•	$234,978 of accrued interest payable associated with these notes

•	$45,369 of miscellaneous payables

NOTE 4 - REORGANIZATION WITH SH CELERA

On August 15, 2006, G/O and SH Celera completed a reorganization. Under their organization plan:

•	SH Celera assumed $65,000 of G/O liabilities and agreed to pay G/O $50,000 in cash.
•
G/O agreed to effect a 2-for-1 reverse split of its common stock, then issue 80% of G/O (17,300,744 shares of common stock valued at $140,200) to SH Celera. The excess in the amount of $25,200 between the fair value of these shares, liabilities assumed and the cash received has been recorded as stock-based compensation to SH Celera.

•	G/O assigned its 12.5% interest in Waterbury (see Note 3) to SH Celera.
•	Upon G/O raising $2.5 million and becoming listed on the AMEX, then and only then, SH Celera will issue G/O 5% of SH Celera and G/O will simultaneously distribute SH Celera shares to G/O shareholders.

NOTE 5 - ADVANCES FROM STOCKHOLDERS

Stockholders of G/O have advanced funds to G/O to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0 % per annum and were to originally mature prior to December 31, 2006. Subsequent to December 31, 2006, the note agreements were extended to mature on December 31, 2007. Total advances amounted to $34,027 and related accrued interest amounted to $8,909 at December 31, 2006.

NOTE 6 - COMMON STOCK

In December 2005, G/O issued 30,000 shares of its common stock for services valued at $9,000.

In August 2006, G/O performed a 2-for-1 reverse split of its common stock in accordance with the Reorganization Transaction with SH Celera (see Note 4). All share and per share amounts have been presented as if the split occurred on the first day of the first period presented.

In November 2006, G/O issued 17,300,744 shares of its common stock to SH Celera in accordance with the Reorganization Transaction with SH Celera (see Note 4). The shares were valued at $140,200 and the excess of the fair value of these shares over the liabilities assumed and the cash received resulted in $25,200 recorded as stock-based compensation to SH Celera.

NOTE 7 - RELATED PARTY TRANSACTIONS

SH Celera Capital Corporation, a Maryland corporation, is controlled by Sand Hills Partners, LLC, a Delaware limited liability company, which also controls Sand Hills General Partners, a Texas general partnership. Collectively, these entities possess control over 20,500,744 shares of G/O common stock, representing approximately 94% of G/O common stock outstanding. See Notes 3, 4, and 6 above regarding transactions involving G/O and these entities.

George Jarkesy, G/O’s Chairman, Chief Executive Officer, and a director, also serves as the President and Chief Operations Officer of SH Celera.

Brian Rodriguez, G/O’s President, Treasurer, Secretary, and a director, also serves as the Chief Financial Officer of SH Celera.

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

Net deferred tax assets consist of the following components as of December 31, 2006:

2006 -------- Deferred tax assets: NOL Carryover $200,000 Valuation allowance (200,000) --------- Net deferred tax asset $ - ======

At December 31, 2006, G/O had net operating loss carryforwards of approximately $575,000 that expire through the year 2026. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of net operating losses incurred prior to August 15, 2006 was significantly limited as a result of the change of control that occurred. The benefit could be subject to further limitations if significant future ownership changes occur in G/O.

NOTE 9 - COMMITMENTS

On July 31, 2006, G/O entered into a Facilities, Administration, and Operating Services Agreement ("FA&OS Agreement") with its majority shareholder SH Celera. As part of the FA&OS Agreement, SH Celera has agreed to provide office facilities, administrative support, and personnel to G/O to commence operations for a total of $20,416 per month. The FA&OS Agreement may be terminated any time without cause and can automatically terminate upon G/O raising $2.5 million in working capital or accumulating cash reserves equal to one year’s projected required operating cash.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 23, 2006, the Company engaged Malone & Bailey, PC, in Houston, Texas, as its principal accountant to replace its former principal accountant, HJ & Associates, LLC, in Salt Lake City, Utah who was dismissed by the Company. The decision to change accountants was approved by the Board of Directors of the Company. The decision to change accountants was due to the Company’s desire to promote efficiency by engaging auditors located in the same city as the Company’s headquarters.

HJ & Associates, LLC’s audit reports regarding the Company’s financial statements for the year ended December 31, 2005 and 2004, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, scope or accounting principles, except that their audit report for the year ended December 31, 2005 expressed no opinion over the effectiveness of the Company’s internal controls over financial reporting because the Company previously determined that it is not required to have such an audit, and the audit reports for the year ended December 31, 2005 and 2004 were modified to express substantial doubt with respect to the Company’s ability to continue as a going concern.

In connection with the prior audits for the fiscal year ended December 31, 2005 and 2004, and the review for the interim period up to and including June 30, 2006, there have been no disagreements with HJ & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of HJ & Associates, LLC, would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

On October 24, 2006, the Company provided HJ & Associates, LLC with a copy of this Current Report. On October 24, 2006, HJ & Associates, LLC sent the Company a letter addressed to the Securities and Exchange Commission stating that HJ & Associates, LLC agrees with the statements made in this Current Report. Such letter was attached as an exhibit to the Company’s 8-K filed on October 25, 2006.

October 23, 2006, the Company’s board authorized the engagement of Malone & Bailey, PC as its new independent accountants to be effective immediately. During the two most recent fiscal years and through the date of this Current Report, neither the Company nor anyone on its behalf has consulted with Malone & Bailey, PC regarding any of the following:

(i)   the type of audit opinion that might be rendered on the Company’s financial statements, and in no case was a written report provided to the Company nor was oral advice provided that the Company concluded was an important factor in reaching a decision as to accounting, auditing or financial reporting issues; or

(ii)  any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(v).

On August 15, 2006, the Company completed a reorganization with SH Celera Capital Corporation (“SH Celera”), a Maryland corporation, whereby the Company issued 17,300,744 shares of their common stock to SH Celera in exchange for consideration including $50,000 in working capital to be paid by SH Celera, $65,000 of the Company’s liabilities to be assumed by SH Celera, the undertaking to issue the Company 486,053 shares of SH Celera’s common stock, the assignment of all of SH Celera's rights in certain Retainer Agreements, and the mutual execution and delivery of a facilities, administrative, & operating services agreement necessary for us to conduct a fee based business consulting practice under our trade name "G/O Business Solutions, Inc” (“Reorganization”). The Reorganization resulted in SH Celera owning approximately 80% of our common stock. The Company’s Current Report on Form 8-K filed with the SEC on August 16, 2006 describes this Reorganization.

Malone & Bailey, P.C. served as the auditor of SH Celera before the Reorganization and in connection therewith provided advice respecting the application of accounting principles with respect to such Reorganization transaction as described in regulation S-B Item 304 (a)(2)(i).

 Item 8(a). Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at ensuring that information required to be disclosed or filed by us is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The deficiency in our disclosure controls and procedures related to the treatment of the disposition of our majority-owned subsidiary, Waterbury Resources, Inc. in February 2006. We treated the item as a disposition with a gain of $688,847 being accounted for as a gain in the statement of operations. However, APB No. 26, paragraph 20, footnote 1, states that the forgiveness of debt by a related party should be treated as a capital transaction, resulting in our company restating the Form 10-QSB for the quarter ended March 31, 2006. The misinterpretation of APB No. 26 was due to an oversight of the aforementioned footnote. We believe that this incident was an isolated, non-recurring incident. This deficiency has been disclosed to our Board of Directors and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no significant changes in our internal controls that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8(b). Other Information

On January 24, 2006, Jack L. Burns resigned as President, Treasurer, Secretary and a director of our Company. Mr. Burns' resignation did not involve any disagreement with our management and was for personal reasons only. Also, effective on January 24, 2006, we appointed Brian E. Rodriguez to assume the positions of President, Treasurer, Secretary, and as a director of our Company. See our 8-K Current Report dated January 24, 2006.

On February 28, 2006, Sand Hills General Partners, a Texas general partnership ("SHGP"), acquired a total of 6,400,000 shares or 74.5% of our issued and outstanding $0.01 par value common voting stock. SHGP is a general partnership that consisted of David M. Klausmeyer, an individual shareholder of ours and Sand Hills Partners, LLC, a Delaware limited liability company ("SHP"), engaged in providing business consulting services. SHP members are John Ellis, and George Jarkesy and David R. Strawn, Esq., shareholders of our Company.

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

On July 5, 2006, G/O accepted the resignation of Michael Caswell as a director and officer of the Company. The Company’s vacancy created by Mr. Caswell's resignation was not immediately filled pending the completion of the proposed reorganization transaction with SH Celera. On August 15, 2006, George R. Jarkesy, Jr. was appointed as Chairman, Chief Executive Officer, and a director of the Company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers.

The following table sets forth the names of all current directors and executive officers of our Company. These persons will serve until the next annual meeting of stockholders (held in June of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
George R. Jarkesy, Jr.	Chairman CEO Director	08/06 08/06 08/06	* * *
Brian E. Rodriguez	President Treasurer Secretary Director	01/06 01/06 01/06 01/06	* * * *
Jack L. Burns	President Treasurer Director	10/95 10/95 10/95	01/06 01/06 01/06
Michael L. Caswell	Vice President Secretary Director	1/86 1/86 1/86	07/06 07/06 07/06

These persons presently serve in the capacities indicated.

Article VI of our Amended and Restated Articles of Incorporation provides that we may indemnify any director, officer, employee, fiduciary or agent to the full extent permitted by the Colorado Corporations and Associations Act as in effect at the time of the conduct of such person.

Additionally Article X of our Amended and Restated Articles of Incorporation provides that no director shall be liable to the company or any shareholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director (a) shall be liable under Colorado Corporation and Association Section 7-108-402; (b) shall have breached the directors' duty of loyalty to the Company or its shareholders; (c) shall have not acted in good faith or, in failing to act, shall not have acted in good faith; or (d) shall have acted or failed to act in a manner involving intentional misconduct or knowing violation of law or (e) shall have derived an improper personal benefit.

Colorado Corporation and Association Section 7-108-402 provides (1) If so provided in the articles of incorporation, the corporation shall eliminate or limit the personal liability of a director to the corporation or to its shareholders for monetary damages for breach of fiduciary duty as a director; except that any such provision shall not eliminate or limit the liability of a director to the corporation or to its shareholders for monetary damages for any breach of the director's duty of loyalty to the corporation or to its shareholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts specified in section 7-108-403, or any transaction from which the director directly or indirectly derived an improper personal benefit. No such provision shall eliminate or limit the liability of a director to the corporation or to its shareholders for monetary damages for any act or omission occurring before the date when such provision becomes effective. (2) No director or officer shall be personally liable for any injury to person or property arising out of a tort committed by an employee unless such director or officer was personally involved in the situation giving rise to the litigation or unless such director or officer committed a criminal offense in connection with such situation. The protection afforded in this subsection (2) shall not restrict other common-law protections and rights that a director or officer may have. This subsection (2) shall not restrict the corporation's right to eliminate or limit the personal liability of a director to the corporation or to its shareholders for monetary damages for breach of fiduciary duty as a director as provided in subsection (1) of this section.

The Colorado Business Corporation Act (the "Act") allows indemnification of directors, officers, employees and agents of a company against liabilities incurred in any proceeding in which an individual is made a party because he was a director, officer, employee or agent of the company if such person conducted himself in good faith and reasonable believed his actions were in, or not opposed to, the best interests of the company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. A person must be found to be entitled to indemnification under this statutory standard by procedures designed to assure that disinterested members of the board of directors have approved indemnification or that, absent the ability to obtain sufficient numbers of disinterested directors, independent counsel or shareholders have approved the indemnification based on a finding that the person has met the standard. Indemnification is limited to reasonable expenses.

On January 24, 2006, we entered into an Indemnification Agreement with Brian Rodriguez in connection with his agreement to join our board of directors and serve as our president. A copy of the form of Indemnification Agreement is attached to our Form 8-K filed on August 15, 2006 as Exhibit 10.5.

On July 26, 2006, pursuant to the Reorganization Transaction, we entered into an Indemnification Agreement with George Jarkesy in connection with his agreement to join our board of directors and service as our chairman and chief executive officer. A copy of the form of Indemnification Agreement is attached to our Form 8-K filed on August 15, 2006 as Exhibit 10.5.

Under the terms of these Indemnification Agreements, we have agreed to indemnify each of these persons against damages, expenses and costs, and in certain cases advance expenses and costs in the event of legal actions that may be brought against them in their capacity in serving the Company. The foregoing does not purport to be a complete description of the Indemnification Agreements entered into with Messrs. Rodriguez and Jarkesy, and is qualified in their entirety by reference to the Indemnification Agreements delivered to Messrs. Rodriguez and Jarkesy the form is attached to our Form 8-K filed on August 15, 2006 as Exhibit 10.5.

In addition to the Indemnification Agreements delivered to our directors and officers, we have agreed, in FA&OS Agreement to indemnify and hold harmless SH Celera, its directors, officers, managers, partners, agents, employees, controlling persons, and any other person or entity affiliated with any of them (collectively, the "Indemnified Parties"), in connection with the performance of any of its duties or obligations under the Facilities Administrative and Operating Services Agreement and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of SH Celera's duties or obligations under the FA&OS Agreement. Such indemnification and hold harmless will not apply to any claims resulting from SH Celera's willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of SH Celera's duties and obligations under the Facilities Administration and Operating Services Agreement; provided, however, that the maximum liability of SH Celera or any other Indemnified Party is limited to the total compensation paid to SH Celera under the Facilities Administration and Operating Services Agreement.

Business Experience

Mr. Rodriguez is 37 years of age. Mr. Rodriguez has 10 years of experience in capital markets, corporate finance and the technology sector. Most recently, Mr. Rodriguez has served as an accounting and finance consultant for Jefferson Wells from October 2004 to the present. From March 2002 to October 2005, Mr. Rodriguez served as controller and then Director of Finance for JP Mobile, Inc., a privately held wireless software company based in Dallas. Mr. Rodriguez served as controller for ChipData Incorporated from March 2001 to March 2002. Prior to that, Mr. Rodriguez was a consultant with Parson Consulting Firm from April 1999 to March 2001; and has been a Certified Public Accountant in the State of Texas since 1995.

Mr. Jarkesy is 31 years of age. Mr. Jarkesy has founded and built companies engaged in financial consulting, real estate investments, real estate management, employee leasing, light steel manufacturing, livestock management and biotechnology. Mr. Jarkesy individually and through one of his companies' has successfully invested in three public biotechnology companies and was a co-founder of PharmaFrontiers Corporation (currently Opexa Therapeutics). Also Mr. Jarkesy has had successful investments in VOIP, Internet Security, and Gaming. Mr. Jarkesy expanded his investments in 1999 to China and has had minor successes on other international investments. Jarkesy & Company has been an active participating member of National Investment Bankers Association since 1996. Mr. Jarkesy has provided consulting to numerous venture capital firms and to investment banking departments of small to medium sized securities broker-dealers.

Family Relationships

There are no family relationships between any directors or executive officers of our Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Jack L. Burns filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on October 20, 2003, disclosing the "restricted securities" he received in consideration of services rendered during fiscal 2003. Mr. Burns received an additional 40,000 shares of our common stock that are "restricted securities" on October 15, 2004, and filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on April 18, 2005; it was due on or about October 17, 2004. Mr. Burns received an additional 40,000 shares of our common stock that are "restricted securities" on December 15, 2005, and filed the related Form 4 on March 29, 2006. See the Summary Compensation Table, Part III, Item 10.

Michael L. Caswell filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on October 22, 2003, disclosing the "restricted securities" he received in consideration of services rendered during fiscal 2003. Mr. Caswell received an additional 20,000 shares of our common stock that are "restricted securities" on October 15, 2004, and filed a Form 4 Statement of Changes in Beneficial Ownership with the Securities and Exchange Commission on April 19, 2005, it was due on or about October 17, 2004. Mr. Caswell received an additional 20,000 shares of our common stock that are "restricted securities" on December 15, 2005, and filed the related Form 4 on March 29, 2006. See the Summary Compensation Table, Part III, Item 10.

On February 28, 2006, Sand Hills General Partners, a Texas general partnership ("SHGP"), acquired a total of 6,400,000 shares (prior to the Company’s 2-for-1 reverse split in August 2006) of $0.01 par value common voting stock (see description of transaction in Changes in Control section in Item 11 below), as follows:

1)	David M. Klausmeyer transferred 835,000 of our shares of common to SHGP,

2)	George Jarkesy transferred 1,655,000 of our shares of common to SHGP,

3)	David R. Strawn, Esq. transferred 835,000 shares of our common to SHGP, and

4)
Charlie Investments, Ltd. ("Charlie") and Yankee Investments, Ltd. ("Yankee") each transferred 1,537,500 shares of our common stock to SHGP in connection with the settlement and assumption of a total of $643,598 in debt owed by Waterbury Resources, Ltd., a Cayman Island company and subsidiary of ours ("Waterbury"), to Q-Marq Securities, Ltd., a Cayman Islands company ("Q-Marq").

In accordance with the aforementioned February 2006 transaction, Messrs Klausmeyer, Jarkesy, and Strawn all filed a Form 4 on March 24, 2006. Charlie and Yankee investments also filed the related Form 4 on March 24, 2006. SHGP and Sand Hills Partners, LLC, a Delaware limited liability company ("SHP") a partner in SHGP, filed the related Form 3 on March 24, 2006.

Brian E. Rodriguez will receive 100,000 shares of our common stock that are "restricted securities" as consideration for serving as a director and executive officer. As of the date of this report, the shares had not been issued. It is anticipated Mr. Rodriguez will file the associated Form 3 within the next 10 days of the common stock being issued. See the Summary Compensation Table, Part III, Item 10.

Code of Ethics

Our Company has adopted a Code of Ethics which was attached to our 2003 Annual Report on Form 10-KSB as Exhibit 14. See Part III, Item 13.

Audit Committee

We have no audit committee and believe, based upon our limited operations, that one is not necessary.

Compensation Committee

We have not established a Compensation Committee because we believe that our two member board of directors is able to effectively manage the issues normally considered by a Compensation Committee. If and when operations require, we will review these requirements.

Nominating and Corporate Governance Committee

We have not established a Nominating and Corporate Governance Committee because we believe that our two member board of directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee. If and when further operations require, we will review these requirements.

Item 10. Executive Compensation

Cash Compensation

We do not have any commitments to pay any cash salaries or other cash compensation directly to any of our directors and/or officers in connection with their performance of such duties in such capacities.

Pursuant to the Facilities Administration and Operating Services Agreement, we are required to reimburse SH Celera in connection with monthly salaries paid by SH Celera to the following individuals as long as they are in effect in the following amounts:

Name Amount ----------------- ----------------- Brian Rodriguez* $4,166 Dwayne Deslatte** $6,250

*Mr. Rodriguez serves as a member of our board of directors and as our president and treasurer.

** Mr. Deslatte’s salary was discontinued in February 2007 and is no longer an obligation to the Company.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None; not applicable.

Other Compensation

None.

Compensation of Directors

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

The Company plans on issuing Brian E. Rodriguez 100,000 shares "restricted securities" (common stock) as consideration for his services as a board member and executive officer.

Employment Contracts

We have not entered into any employment contract with any of our officers and directors. In connection with the Reorganization Transaction, we have agreed to reimburse SH Celera $50,000 of the total $100,000 annual salary paid to Mr. Rodriguez, and $75,000 of the total $75,000 annual salary paid to Mr. Deslatte under the Facilities Administration and Operating Services Agreement in connection with their services in providing the Consulting Services. Mr. Deslatte’s salary was discontinued in February 2007 and is no longer an obligation to the Company.

Termination of Employment and Change of Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of December 31, 2006 and the date of this Annual Report:

Ownership of Principal Shareholders
Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	David M. Klausmeyer 10878 Westheimer, #178 Houston, Texas 77042	10,000	0.46%
Common	David R. Strawn, Esq. 11440 W. Bernardo Ct., #300 San Diego, California 92127	20,510,744	94.8%
Common	Sand Hills General Partners 18205 Burkhardt Tomball, Texas 77377	20,500,744	94.2%
Common	Sand Hills Partners, LLC 18205 Burkhardt Tomball, Texas 77377	20,500,744	94.2%
Common	John Ellis 18205 Burkhardt Tomball, Texas 77377	20,500,744	94.2%
Common	George R. Jarkesy, Jr. 18205 Burkhardt Tomball, Texas 77377	20,510,744	94.8%
Common	SH Celera Capital Corporation 14360 W. Sylvanfield Dr. Houston, Texas 77014	17,300,744	80.0%
Totals (1) (2) (3) (4)		20,510,744	94.8%

(1) In addition to the 17,300,744 post-split share of our common stock to be issued to SH Celera in the Reorganization Transaction, SH Celera has indirect control over a total of 3,200,000 post-split shares of our common stock based on the fact that Sand Hills Partners, LLC, a Delaware Limited Liability ("SHP"), that is owned equally by Messrs Ellis, Jarkesy and Strawn, controls 3,200,000 post-split shares of our common stock through its ownership of Sand Hills General Partners, a Texas general partnership ("SHGP"), which owns a total of 3,200,000 post-split share of our common stock. As of the date of this report, the 3,200,000 shares had not been transferred to SHGP. Said shares will be transferred as soon as administratively possible.

(2) In addition to the 3,200,000 post-split shares of our common stock owned by SHGP, that are controlled by SHP through its ownership of SHGP, SHP owns 89% interest in SH Celera, which provides SHP and its members with the voting control over 100% of the 17,300,744 post-split shares issued to SH Celera in the Reorganization Transaction. Messrs. Ellis, Jarkesy and Strawn are the members and equal owners of SHP. Additionally Mr. Ellis serves as SH Celera's Chairman, Mr. Strawn serves as its Chief Executive Officer and Mr. Jarkesy serves as its President and Chief Operating Officer. Accordingly a total of 20,510,744 or 94.8% of the currently issued and outstanding shares are controlled by SHP and its members, John Ellis, George Jarkesy and David Strawn.

(3) David M. Klausmeyer is a former partner of Sand Hills General Partners who has as security for a $1,500,000 Promissory Note of Sand Hill Partners all of the 3,200,000 post-split shares of our company that is owned by Sand Hills General Partners.

(4) SHGP, SH Celera and David Klausmeyer each have direct investment and voting power with regard to the securities listed opposite its or his name. However, as noted, SH Celera is controlled by Sand Hills Partners, LLC, which also controls SHGP, which together, possess control over 20,500,744 shares of our common stock.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of September 30, 2006, and December 20, 2006:

Ownership of Officers and Directors
Title of Class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Class
Common	George R. Jarkesy, Jr. 18205 Burkhardt Tomball, Texas 77377	Chairman, Director, Chief Executive Officer	20,510,744	94.8%
Common	Brian E. Rodriguez 2202 Bluebonnet Drive Richardson, Texas 75082	Director, President, Treasurer, Secretary	100,000	0.01%
Totals (1) (2)			20,610,744	95.3%

(1) Mr. Jarkesy is a partner in Sand Hills Partners, LLC, a Delaware Limited Liability ("SHP"), which is owned equally by Messrs Ellis, Jarkesy and Strawn. In addition to the 3,200,000 post-split shares of our common stock held by SHGP, that are controlled by SHP through its ownership of Sand Hills General Partners, a Texas general partnership ("SHGP"), SHP owns 89% interest in SH Celera, which provides SHP and its members with the voting control over 100% of the 17,300,744 post-split shares issued to SH Celera in the Reorganization Transaction. Messrs. Ellis, Jarkesy and Strawn are the members and equal owners of SHP. Additionally, Mr. Jarkesy serves as SH Celera’s President and Chief Operating Officer.

(2) The Company plans on issuing Brian E. Rodriguez 100,000 shares "restricted securities" (common stock) as consideration for his services as a board member and executive officer. As of the date of this report, the common stock had not been issued to Mr. Rodriguez.

Changes in Control

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

On August 15, 2006, George R. Jarkesy, Jr. was appointed as Chairman, Chief Executive Officer, and a director of the Company.

On February 28, 2006, Sand Hills General Partners, a Texas general partnership ("SHGP"), acquired a total of 6,400,000 shares or 74.5% of our issued and outstanding $0.01 par value common voting stock. SHGP is a general partnership that consisted of David M. Klausmeyer, an individual shareholder of ours and Sand Hills Partners, LLC, a Delaware limited liability company ("SHP"), engaged in providing business consulting services. SHP members are John Ellis, and George Jarkesy and David R. Strawn, Esq., shareholders of our Company.

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

Mr. David Klausmeyer, in connection with the sale of his interest in Sand Hills General Partners, received the promissory note of Sand Hills Partners, LLC in the principal amount of $1,500,000 (the "Promissory Note") that is secured by a pledge of 100% of Sand Hills Partners, L.L.C.'s interest in and to Sand Hills General Partners, which owns a total of 3,200,000 post-split shares or 15% of our 21,625,930 post-split issued and outstanding shares of common stock. Such Note is further secured by a guaranty and pledge of such shares owned by Sand Hills General Partners. See our 8-K Current Report dated February 28, 2006, which is incorporated herein by this reference. See Part III, Item 13. In the event of a default in the payment of this Promissory Note to Mr. Klausmeyer, a change in control of our Company could occur. See Part III, Item 11.

On August 15, 2006, we completed a reorganization transaction with SH Celera Capital Corporation, a Maryland corporation (Reorganization Transaction"), that is engaged in, among other activities, providing business consulting services to client companies engaged in various industries and at various stages of development ("SH Celera"). Pursuant to the Reorganization Transaction, we did the following:

(1) changed our name from “G/O International, Inc.” to "G/O Business Solutions, Inc.”

(2) completed a reverse split, effective August 15, 2006, of our outstanding 8,650,372 shares of $0.01 par value per share common stock in the ratio of 1 for 2, resulting in a total of 4,325,186 shares of our common stock, $0.01 par value per share being outstanding, post-split;

(3) issued a total of 17,300,744 post-split shares of our $0.01 par value per share common stock to SH Celera resulting in SH Celera owning 80% of our issued and outstanding shares of $0.01 par value per share common stock;

(4) entered into a Facilities Administration and Operating Services Agreement with SH Celera pursuant to which SH Celera has undertaken to provide all facilities, administration and operating services necessary for us to conduct a fee based business consulting practice under our trade name "G/O Business Solutions, Inc." The Facilities Administration and Operating Services Agreement has been filed as Exhibit 10.1 to our Form 8-K filed on August 15, 2006.

(5) Undertaken to engage in providing fee based business consulting services to company clients through the support provided by SH Celera under the Facilities Administration and Operating Services Agreement. Further discussion regarding the fee based business consulting business in which we intend to engage is set forth in the paragraph "Organization and Business-Consulting Services" herein below;

(6) Appointed Mr. George Jarkesy, to fill the vacancy created by the resignation of Michael Caswell, who resigned as a member of our board of directors and as an officer on July 5, 2006. Mr. Jarkesy will serve as a member of our board of directors until the next election of directors and as our chairman and chief executive officer. In connection therewith, we executed and delivered an indemnification agreement thereby agreeing to indemnify Mr. Jarkesy in the event certain proceedings are threatened or commenced against Mr. Jarkesy.

(7) transferred to SH Celera, a total of 356,999 shares of Waterbury Resources Ltd., which constitutes the balance of our interest in Waterbury Resources, Ltd;

(8) entered into the Mutual Undertaking Agreement pursuant to which we undertook to raise additional equity capital of not less than $2,500,000 and up to $5,000,000 through the sale of a newly created class of our shares of preferred stock (the "Contemplated Financing"). Further discussion regarding the Contemplated Financing is set forth in the paragraph "Liquidity" in Item 6 herein below and a copy of the Mutual Undertaking Agreement has been filed as Exhibit 10.2 to our Form 8-K filed on August 15, 2006.

(9) entered into the Agreement to Assume Debt and Release, Waiver and Novation Agreement pursuant to which SH Celera agreed to assume up to $65,000 or our outstanding liabilities. A copy of the Agreement to Assume Debt and Release, Waiver and Novation Agreement has been filed as Exhibit 10.3 to our Form 8-K filed on August 15, 2006.

(10) entered into Assignment, Assumption and Confirmation Agreements with SH Celera and two of its client companies pursuant to which we received the assignment of all rights under the certain retainer agreements between SH Celera and such client companies ("Assigned Retainer Agreements") and assumed the obligation to perform the services required thereunder for the consideration payable thereunder. A copy of each of the Assignment, Assumption and Confirmation Agreements has been filed as Exhibits 10.4(a) and 10.4(b) to our Form 8-K filed on August 15, 2006; and

(11) received a capital contribution of $50,000 from SH Celera to be used for working capital.

A copy of the Reorganization Plan and Agreement, including all material exhibits and related instruments as described above, is filed as Exhibit 2.1 to our Form 8-K filed on August 15, 2006.

To the knowledge of our Company's management, there are no additional present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

As of December 31, 2006, we had nine outstanding loans from shareholders totaling $34,027, plus $8,910 in accrued interest. Three of these loans are from George Jarkesy, our Chairman, Chief Executive Officer, a director, and a shareholder.

On February 28, 2006, Sand Hills General Partners, a Texas general partnership ("SHGP"), acquired a total of 6,400,000 shares or 74.5% of the Company’s issued and outstanding $0.001 par value common stock. SHGP is a general partnership consisting of David M. Klausmeyer, an individual shareholder of the Company and Sand Hills Partners, LLC, a Delaware limited liability company ("SHP"), engaged in providing business consulting services. SHP members are John Ellis, George Jarkesy, a shareholder of the Company, and David R. Strawn, Esq., also a shareholder of the Company.

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

SHGP also acquired 3,075,000 shares of the Company in connection with the settlement and assumption of a total of $643,598 in debt owed by Waterbury Resources, Ltd., a Cayman Island company and subsidiary of the Company ("Waterbury"), to Q-Marq Securities, Ltd., a Cayman Islands company ("Q- Marq")(the "Waterbury Debt"). Charlie Investments, Ltd. ("Charlie") and Yankee Investments, Ltd. ("Yankee") each transferred to SHGP, 1,537,500 shares of the Company in exchange for the assumption of the guarantee of the Waterbury Debt by SHGP. Also in connection with the settlement of the Waterbury Debt: (i) SHGP issued a note payable to Q-Marq for $35,000; (ii) the Company transferred to SHGP 357,000 shares of Waterbury;(iii) Charlie and Yankee each transferred SHGP 187,500 shares of Waterbury; and (iv) Waterbury issued a total of 1,500,000 of its ordinary shares to Q-Marq in consideration for Q-Marq's release of the Waterbury Debt. As a result of the assumption of the Waterbury Debt and Waterbury stock issuance, the Company’s ownership in Waterbury was reduced to 12.5%.

SHP purchased David M. Klausmeyer's 37% interest in SHGP with a Promissory Note in the amount of $1,500,000 and a pledge of SHP's entire interest in SHGP if SHP defaults. SHP therefore has full voting and dispositive control over the 6,400,000 shares of G/O held by SHGP.

On August 15, 2006, we completed a reorganization transaction with SH Celera Capital Corporation, a Maryland corporation (Reorganization Transaction"), that is engaged in, among other activities, providing business consulting services to client companies engaged in various industries and at various stages of development ("SH Celera"). Pursuant to the Reorganization Transaction, we did the following:

(1) changed our name from “G/O International, Inc.” to "G/O Business Solutions, Inc.”

(2) completed a reverse split, effective August 15, 2006, of our outstanding 8,650,372 shares of $0.01 par value per share common stock in the ratio of 1 for 2, resulting in a total of 4,325,186 shares of our common stock, $0.01 par value per share being outstanding, post-split;

(3) issued a total of 17,300,744 post-split shares of our $0.01 par value per share common stock to SH Celera resulting in SH Celera owning 80% of our issued and outstanding shares of $0.01 par value per share common stock;

(4) entered into a Facilities Administration and Operating Services Agreement with SH Celera pursuant to which SH Celera has undertaken to provide all facilities, administration and operating services necessary for us to conduct a fee based business consulting practice under our trade name "G/O Business Solutions, Inc." The Facilities Administration and Operating Services Agreement has been filed as Exhibit 10.1 to our Form 8-K filed on August 15, 2006.

(5) Undertaken to engage in providing fee based business consulting services to company clients through the support provided by SH Celera under the Facilities Administration and Operating Services Agreement. Further discussion regarding the fee based business consulting business in which we intend to engage is set forth in the paragraph "Organization and Business-Consulting Services" herein below;

(6) Appointed Mr. George Jarkesy, to fill the vacancy created by the resignation of Michael Caswell, who resigned as a member of our board of directors and as an officer on July 5, 2006. Mr. Jarkesy will serve as a member of our board of directors until the next election of directors and as our chairman and chief executive officer. In connection therewith, we executed and delivered an indemnification agreement thereby agreeing to indemnify Mr. Jarkesy in the event certain proceedings are threatened or commenced against Mr. Jarkesy.

(7) transferred to SH Celera, a total of 356,999 shares of Waterbury Resources Ltd., which constitutes the balance of our interest in Waterbury Resources, Ltd;

(8) entered into the Mutual Undertaking Agreement pursuant to which we undertook to raise additional equity capital of not less than $2,500,000 and up to $5,000,000 through the sale of a newly created class of our shares of preferred stock (the "Contemplated Financing"). Further discussion regarding the Contemplated Financing is set forth in the paragraph "Liquidity" in Item 6 herein below and a copy of the Mutual Undertaking Agreement has been filed as Exhibit 10.2 to our Form 8-K filed on August 15, 2006.

(9) entered into the Agreement to Assume Debt and Release, Waiver and Novation Agreement pursuant to which SH Celera agreed to assume up to $65,000 or our outstanding liabilities. A copy of the Agreement to Assume Debt and Release, Waiver and Novation Agreement has been filed as Exhibit 10.3 to our Form 8-K filed on August 15, 2006.

(10) entered into Assignment, Assumption and Confirmation Agreements with SH Celera and two of its client companies pursuant to which we received the assignment of all rights under the certain retainer agreements between SH Celera and such client companies ("Assigned Retainer Agreements") and assumed the obligation to perform the services required thereunder for the consideration payable thereunder. A copy of each of the Assignment, Assumption and Confirmation Agreements has been filed as Exhibits 10.4(a) and 10.4(b) to our Form 8-K filed on August 15, 2006; and

(11) received a capital contribution of $50,000 from SH Celera to be used for working capital.

George Jarkesy, the Company’s Chairman, Chief Executive Officer, and a director, also serves as the President and Chief Operations Officer of SH Celera.

Brian Rodriguez, the Company’s President, Treasurer, Secretary, and a director, also serves as the Chief Financial Officer of SH Celera.

A copy of the Reorganization Plan and Agreement, including all material exhibits and related instruments as described above, is filed as Exhibit 2.1 to our Form 8-K filed on August 15, 2006.

Control of the Company

Upon completion of the Reorganization Transaction, SH Celera owned and controlled, directly, 17,300,744 or 80% of our outstanding post-split shares of common stock. Sand Hills Partners, L.L.C., a Delaware limited liability company ("SHP") owns 8,250,000 or approximately 89% of the issued and outstanding shares of common stock of SH Celera, thereby providing SHP control over SH Celera and control over the 17,300,744 post-split shares of our common stock. In addition, SHP owns Sand Hills General Partners, a Texas General Partnership ("SHGP"), which owns a total of 3,200,000 post-split shares of our common stock acquired in the connection with the restructure of the Waterbury Debt as disclosed in the March 24, 2006 8-K, which is incorporated herein by this reference See Item 9.01 March 24, 2006 8-K. As a consequence of its control over SH Celera and SHGP, SHP possesses total control over 20,500,744 shares of our common stock or approximately 94.2%. SHP is owned and controlled by Mr. John Ellis, who is a member of SH Celera's board of directors and its chairman, Mr. David Strawn, who is a member of SH Celera's board of directors and its chief executive officer and secretary and Mr. George Jarkesy, who is SH Celera's president and chief operating officer and a member of our board of directors and our chairman and chief executive officer. Consequently, these individuals, through their ownership of SHP will to a great extent be in a position to influence decisions of our board of directors in matters including both SH Celera's and their own compensation and to approve affiliated transactions, if any. These individuals both in their capacity as officers of SH Celera and as our controlling shareholders will act fairly and in full compliance with their fiduciary obligations. There can be no assurance, however, that we will not, as a result of the conflict of interest described above, possibly enter into arrangements under terms less favorable than we could have obtained had it been dealing with unrelated persons.

Certain of Our Directors and Officers are Also Officers of SH Celera

Both Mr. George Jarkesy, a member of our board of directors and our chairman and chief executive officer and Mr. Brian Rodriguez, a member of our board of directors and our president and chief financial officer also serve as executive officers of SH Celera, Mr. Jarkesy serving as its president and chief operating officer, and Mr. Rodriguez as its chief financing officer and chief valuation officer. Accordingly, each of these individuals posses a direct conflict of interests under the Facilities Administration and Operating Services Agreement and the Mutual Undertaking Agreement.

The Reorganization Transaction and the ancillary documents entered into in connection therewith were not negotiated by independent parties at arms length

The terms of the Reorganization Transaction including the terms contained in the Reorganization Plan and Agreement, the FA&OS Agreement, the Mutual Undertaking Agreement, the Agreement to Assume Debt and Release, Waiver and Novation Agreement and the Assignment, Assumption and Confirmation Agreement, were not negotiated by independent parties at arms-length. Conversely, the Reorganization Transaction, as set forth in these various agreements was structured and documented by the members of Sand Hills Partners, LLC, which controls approximately 94.2% of our outstanding shares at the time these transactions were structured and documented. Accordingly, it is reasonable to assume that the Reorganization Transaction was designed and executed principally to benefit the members of Sand Hills Partners, LLC.

Other Business Ventures

Although we have obtained direct covenants from SH Celera that it will not, without our permission: (i) solicit any client company for the purpose of performing any of the Consulting Services performed by us in competition with us, (ii) enter into or assist others in entering into any business in competition with us that would offer or perform the Consulting Services or (iii) utilize any confidential information belonging to us, individuals who are our officers, directors, consultants and advisors or officers, directors, consultants and advisors to SH Celera may engage for their own account, or for the account of others, in other business ventures for which we shall not be entitled to any interest. We may, at some time in the future, compete for the management services of our officers and directors. These officers and directors may be placed in a position where their decision will favor other operations in which they are associated over those of the Company resulting in a conflict of interest. It should also be noted that it might be expedient for them to favor one operation over another since their participation in such operations will vary.

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

Certain Business Relationships

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

Indebtedness of Management

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

Parents of the Issuer

None; not applicable.

Transactions with Promoters

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K*

Reports on Form 8-K.

8-K Current Report dated January 24, 2006, with the Securities and Exchange Commission on January 30, 2006.

8-K Current Report dated February 28, 2006, with the Securities and Exchange Commission on March 24, 2006.

8-K Current Report dated June 24, 2006, with the Securities and Exchange Commission on June 24, 2006.

8-K Current Report dated July 5, 2006, with the Securities and Exchange Commission on July 7, 2006.

8-K Current Report dated August 1, 2006, with the Securities and Exchange Commission on August 9, 2006.

8-K Current Report dated August 15, 2006, with the Securities and Exchange Commission on August 16, 2006.

8-K Current Report dated August 15, 2006, with the Securities and Exchange Commission on August 18, 2006.

8-K Current Report dated October 11, 2006, with the Securities and Exchange Commission on October 17, 2006.

8-K Current Report dated October 23, 2006, with the Securities and Exchange Commission on October 25, 2006.

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
calendar year ended December 31, 2005**

Definitive Information Statement         Part III
Filed August 21, 2003**

Amended and Restated Articles of Incorporation

(ii)

Exhibit Number Description ------ ----------- 3.1 Amended and Restated Articles of Incorporation*** 14 Code of Ethics**** 31 302 Certification of Brian E. Rodriguez 32 906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

*** See the Definitive Information Statement Filed August 21, 2003.

**** See the Annual Report on Form 10-KSB for the calendar year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006		2005
Audit Fees	$25,828	$	7,344
Audit-related Fees	$0	$	-
Tax Fees	$835	$	-
All Other Fees	$0	$	-
Total Fees	$26,663	$	7,344

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

G/O BUSINESS SOLUTIONS, INC.

Date:	April 13, 2007	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

G/O BUSINESS SOLUTIONS, INC.

Date:	April 13, 2007	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director

Date:	April 13, 2007	By:	/s/George R. Jarkesy, Jr.
George R. Jarkesy, Jr., Chairman and Chief Executive Officer