Form 10QSB/A
period 2006-03-31
G/O BUSINESS SOLUTIONS, INC.
filed 2007-04-26
CIK 928447

            U. S. Securities and Exchange Commission

                     Washington, D. C. 20549

                         FORM 10-QSB/A-3

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

                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-

QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                     G/O INTERNATIONAL, INC.

                  (A Development Stage Company)

                      FINANCIAL STATEMENTS

              March 31, 2006 and December 31, 2005


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


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


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


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


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


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


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


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

     Change in operating assets

     and liabilities:

       Decrease in prepaid expenses   -              -          1,920

       (Increase) decrease in

       accounts receivable            -              -           (754)

       Increase in accounts

       payable                   14,338         (8,572)       114,628

       Increase in accrued

       expenses                     708          9,057        276,611

       Increase in advances

       from stockholders          2,662         12,000         17,047

                               --------     ----------   ------------

         Net Cash Used by

         Operating Activities         -           (152)      (685,915)

                               --------     ----------   ------------

CASH FLOWS FROM INVESTING

ACTIVITIES

Purchase of investments               -              -        (69,400)

(Increase) decrease of

horses                                -              -        (70,700)

                               --------     ----------    ------------

    Net Cash (Used) by

    Investing Activities              -              -       (140,100)

                               --------     ----------    ------------

CASH FLOWS FROM FINANCING

ACTIVITIES

Disposition of cash from

Waterbury                             -              -        (23,025)

Proceeds from notes payable -

related parties                       -              -        618,500

Payments on notes payable -

related parties                       -              -        (45,000)

Payment of dividend                   -              -         (6,400)

Cash from minority shareholders       -              -        101,940

Cash from sales of stock              -              -        180,000

                                -------     ----------    -----------

   Net Cash Provided By

   Financing Activities         $     -     $        -    $   826,015

                                -------     ----------    -----------

The accompanying notes are an integral part of these financial statements.


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


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

NOTE 3   CORRECTION OF AN ERROR

In the disposition of our majority-owned subsidiary, Waterbury Resources,

Inc., which involved the forgiveness of debt, the Company treated the item as a disposition with a gain of $688,847 being accounted for as a gain in the statement of operations. APB No. 26, paragraph 20, footnote 1, states that the forgiveness of debt by a related party should be treated as a capital transaction.  As a result, the financial statements have been corrected as follows:

Balance Sheet - As of March 31, 2006

------------------------------------

                              Reported      Adjustments             Restated

                              --------      -----------             --------

Additional paid in capital   $2,639,874     $     688,847          $3,328,721

Deficit accumulated during

the development stage          (494,927)         (688,847)         (1,183,774)

Statement of Operations - Three Months Ended March 31, 2006

-----------------------------------------------------------

                              Reported      Adjustments             Restated

                              --------      -----------             --------

Gain on disposition of a

majority Interest in a

subsidiary                     $688,847     $    (688,847)         $        -

Total other income (expense)    688,139          (688,847)               (708)

Income (loss) before minority

interest                        671,139          (688,847)            (17,708)

Net income (loss)               671,139          (688,847)            (17,708)

Basic income (loss) per share     $0.08            ($0.08)              $0.00

Statement of Operations - From Inception on January 1, 1991 to March 31, 2006

-----------------------------------------------------------------------------

                              Reported      Adjustments             Restated

                              --------      -----------             --------

Gain on disposition of a

majority Interest in a

subsidiary                    $688,847      $    (688,847)         $        -

Total other income (expense)   160,162           (688,847)           (528,685)

Income (loss) before minority

interest                      (565,870)          (688,847)            (17,708)

Net income (loss)             (494,927)          (688,847)         (1,183,774)


                              11


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

The Company's management has, over the last year, reviewed a number of investment opportunities presented to them, and entered into several non-

binding letters of intent to acquire existing companies. However, no transactions were finalized. The Company's management continues to receive proposals and screens them through professionals retained to provide analysis.

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

President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at ensuring that information required to be disclosed or filed by us is recorded, processed,

summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The deficiency in our disclosure controls and procedures related to the treatment of the disposition of our majority-owned subsidiary, Waterbury Resources, Inc. in February 2006.

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

Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.   It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition,

we reviewed our internal controls over financial reporting, and there have been no significant changes in our internal controls  during the quarter ended March 31, 2006  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                    G/O INTERNATIONAL, INC.

Date: 4/26/07                        By/s/Brian E. Rodriguez

      --------------                 -------------------

                                     Brian E. Rodriguez, Director

                                     President and Treasurer