Form 10QSB
period 2007-03-31
G/O BUSINESS SOLUTIONS, INC.
filed 2007-05-11
CIK 928447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-QSB
______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24688

G/O BUSINESS SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	76-0025986
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18205 Burkhardt Road
Tomball, Texas 77377
(Address of Principal Executive Offices)

(832) 422-2628
(Issuer’s Telephone Number)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 10, 2007 - 21,625,937 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

G/O BUSINESS SOLUTIONS, INC.

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

G/O Business Solutions, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$16,796	$14,507
Accounts receivable	15,000	-
Due from related party	1,500	1,500

TOTAL ASSETS	$33,296	$16,007

LIABILITIES
Accounts payable	$1,244	$6,574
Accounts payable - related party	109,996	61,248
Accrued interest	9,675	8,909
Advances from stockholders	41,306	34,027
Deferred revenue	40,000	25,000

TOTAL CURRENT LIABILITIES	202,221	135,758

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,625,937 shares issued and outstanding	216,259	216,259
Additional paid-in capital	3,339,166	3,339,166
Accumulated deficit prior to the development stage	(3,518,748)	(3,518,748)
Deficit accumulated during the development stage	(205,602)	(156,428)
Total stockholders’ deficit	(168,925)	(119,751)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,296	$16,007

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From inception of the development stage on August 15, 2006, through March 31, 2007
REVENUES
Sales	$30,000	$-	$31,850
Cost of Sales	(18,000)	-	(19,050)
General and administrative expenses	(60,408)	-	(218,331)

NET LOSS FROM OPERATIONS	(48,408)	-	(205,531)

OTHER INCOME EXPENSES:
Interest income	-	-	58
Interest expense	(766)	-	(3,215)
LOSS FROM CONTINUING OPERATIONS	(49,174)	-	-

NET LOSS FROM DISCONTINUED OPERATIONS	-	(17,708)	-

NET LOSS BEFORE MINORITY INTEREST	(49,174)	-	(208,688)
MINORITY INTEREST	-	-	3,086
NET LOSS	$(49,174)	$(17,708)	$(205,602)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares	21,625,937	8,650,372

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2007	From inception of the development stage on August 15, 2006 through March 31, 2007
Cash flows from operating activities:
Net loss	$(49,174)	$(17,708)	$ (205,602)
Net loss from discontinued operations	-	17,708	-
Net loss from continuing operations	(49,174)	-	(205,602)
Reconciliation of net loss to net cash used in operating activities:
Common stock issued for services	-	-	25,200
Change in operating assets and liabilities:
Due from related parties	-	-	(1,500)
Accounts receivable	(15,000)	-	(15,000)
Accounts payable	43,418	-	52,147
Deferred Revenue	15,000	-	40,000
Accrued expenses	766	-	(728)
Net cash used in continuing operations	(4,990)	-	(105,483)
Net cash used in discontinued operations	-	(2,662)	-
Net cash used in operating activities	(4,990)	(2,662)	(105,483)

Cash flows from investing activities:
Advance from shareholders	7,279	-	7,279
Proceeds from sale of stock	-	-	115,000
Net cash used in continuing operations	7,279	-	122,279
Net cash used in discontinued operations	-	2,662	-
Net cash provided by financing activities	7,279	2,662	122,279

Net Increase (Decrease) In Cash	2,289	-	16,796
Cash at Beginning of Period	14,507	-	-
Cash at End of period	$16,796	$-	$ 16,796

Cash paid for:
Interest	$ -	$ -	$ 2,149
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of G/O Business Solutions, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in G/O's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2006, as reported in Form 10-KSB, have been omitted. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation.

The Company had $16,797 in cash as of March 31, 2007. Liquidity has primarily been provided by advances from stockholders, the working capital received from SH Celera Capital Corporation in the 2006 reorganization, and minimal revenues. The Company does not have adequate cash reserves to pay for its administrative expenses for the next 12 months.

As of this the date of this report, the Company has not yet undertaken in connection with the Reorganization Transaction to commence raising not less than $2,500,000 and up to $5,000,000 in an equity financing transaction (the “Contemplated Financing” as outlined in the Company’s Form-8k filed on August 15, 2006) pursuant to which the Company would sell a newly created class of preferred stock with the following rights, duties and preferences: (i) a stated value equal to the price per share paid for the shares of preferred stock plus accumulated and unpaid dividends, (ii) a dividend preference equal to a fixed annual percentage rate (to be determined by our board of directors) multiplied times the stated value of each share of preferred stock, which shall be cumulative and paid before any dividends respecting any other class of shares ("Fixed Rate Dividend") plus a fixed percentage participation in distributions to stockholders, (to be determined by the our board of directors), which shall be paid at the time of any distribution to any of the Company’s stockholders, (iii) a liquidation preference equal to the stated value plus any accumulated and unpaid Fixed Rate Dividends, (iv) a securitization of the stated value and a portion of the Fixed Rate Dividend through the purchase and deposit by the Company of a fixed rate financial instrument suitable to the purchaser(s) of the preferred stock, and (v) representation on our board of directors or the right to attend an observe, at the discretion of the majority of the holders of the preferred stock.

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

Item 3.A(T) Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

G/O BUSINESS SOLUTIONS, INC.

Date:	May 11, 2007	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director

Date:	May 11, 2007	By:	/s/George R. Jarkesy, Jr.
George R. Jarkesy, Jr., Chairman and Chief Executive Officer