Form 10QSB
period 2007-06-30
G/O BUSINESS SOLUTIONS, INC.
filed 2007-08-13
CIK 928447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-QSB
______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24688

        G/O BUSINESS SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	76-0025986
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2202 Bluebonnet Drive
Richardson, Texas 75082
(Address of Principal Executive Offices)

(469) 233-6258
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

Not applicable.
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 8, 2007 - 21,625,937 shares of common stock.

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

G/O Business Solutions, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$26,087	$14,507
Due from related party	-	1,500

TOTAL ASSETS	$26,087	$16,007

LIABILITIES
Accounts payable	$1,786	$6,574
Accounts payable - related party	14,746	61,248
Accrued interest	10,448	8,909
Advances from stockholders	41,287	34,027
Deferred revenue	-	25,000

TOTAL CURRENT LIABILITIES	68,267	135,758

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,625,937 shares issued and outstanding	216,259	216,259
Additional paid-in capital	3,339,166	3,339,166
Accumulated deficit prior to the development stage	(3,518,748)	(3,518,748)
Deficit accumulated during the development stage	(78,857)	(156,428)
Total stockholders’ deficit	(42,180)	(119,751)

Total liabilities and stockholders’ deficit	$26,087	$16,007

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	From inception of the development stage on August 15, 2006, through June 30, 2007

REVENUES
Sales	$403,455	$-	$433,455	$-	$ 435,305

General and administrative expenses	(275,937)	(3,651)	(354,345)	(20,651)	(513,318)

NET INCOME (LOSS) FROM OPERATIONS	127,518	(3,651)	79,110	(20,651)	(78,013)

OTHER INCOME EXPENSES:
Interest income					58
Interest expense	(773)	(714)	(1,539)	(1,422)	(3,988)
INCOME (LOSS) FROM OPERATIONS	126,745	(4,365)	77,571	(22,073)	(81,943)

MINORITY INTEREST	-	-	-	-	3,086
NET INCOME (LOSS)	$126,745	$(4,365)	$77,571	$(22,073)	$ (78,857)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$(0.00)	n/a

Basic and Diluted Weighted Average Shares	21,625,937	4,325,186	21,625,937	4,325,186	n/a

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	From inception of the development stage on August 15, 2006, through June 30, 2007
Cash flows from operating activities
Net gain (loss)	$77,571	$(22,073)	$(78,857)
Reconciliation of net loss to net cash Used in operating activities:
Common stock issued for services	-	-	25,200
Change in operating assets and liabilities:
Due from related parties	1,500	-	-
Accounts receivable	-	-	-
Accounts payable	(51,290)	16,161	(42,561)
Deferred revenue	(25,000)	-	-
Accrued expenses	1,539	1,422	45
Net cash from (used in) operating activities	4,320	(4,490)	(96,173)

Cash flows from financing activities:
Advances from stockholders	7,260	4,490	7,260
Proceeds from sale of stock	-	-	115,000
Net cash provided by financial activities	7,260	-	122,260

Net Increase (Decrease) In Cash	11,580	-	26,087
Cash at Beginning of Period	14,507	-	-
Cash at End of Period	$26,087	$-	$26,087

Cash paid for:
Interest	$-	$-	$2,149
Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of G/O Business Solutions, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in G/O's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2006, as reported in Form 10-KSB, have been omitted. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3 - TERMINATION OF FEES PAID PURSUANT TO THE FACILITIES ADMINISTRATION AND OPERATING SERVICES AGREEMENT

The Company and SH Celera agreed in principle to terminate fees payable by the Company to SH Celera pursuant to the Facilities Administration and Operating Services Agreement between the two companies, effective April 30, 2007. SH Celera has committed to provide services to the Company at the discretion of the SH Celera board of directors. As of June 30, 2007, the amount of accrued and unpaid fees due to SH Celera related to the Facilities Administration and Operating Services Agreement was $14,746.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation.

The Company had $26,087 in cash as of June 30, 2007. Liquidity has primarily been provided by advances from stockholders, the working capital received from SH Celera Capital Corporation in the 2006 reorganization, and minimal revenues. The Company does not have adequate cash reserves to pay for its administrative expenses for the next 12 months.

As of this the date of this report, the Company has not yet undertaken in connection with the Reorganization Transaction to commence raising not less than $2,500,000 and up to $5,000,000 in an equity financing transaction (the “Contemplated Financing” as outlined in the Company’s Form 8-K filed on August 15, 2006) pursuant to which the Company would sell a newly created class of preferred stock with the following rights, duties and preferences: (i) a stated value equal to the price per share paid for the shares of preferred stock plus accumulated and unpaid dividends, (ii) a dividend preference equal to a fixed annual percentage rate (to be determined by our board of directors) multiplied times the stated value of each share of preferred stock, which shall be cumulative and paid before any dividends respecting any other class of shares ("Fixed Rate Dividend") plus a fixed percentage participation in distributions to stockholders, (to be determined by the our board of directors), which shall be paid at the time of any distribution to any of the Company’s stockholders, (iii) a liquidation preference equal to the stated value plus any accumulated and unpaid Fixed Rate Dividends, (iv) a securitization of the stated value and a portion of the Fixed Rate Dividend through the purchase and deposit by the Company of a fixed rate financial instrument suitable to the purchaser(s) of the preferred stock, and (v) representation on our board of directors or the right to attend an observe, at the discretion of the majority of the holders of the preferred stock.

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

In our Form 10-KSB for the fiscal year ended December 31, 2005, the Company reported that it was a "shell company" as defined in Rule 12b-2 under the Exchange Act. Management believes that, as a result of the Reorganization Transaction, including the assignment of the Assigned Retainer Agreements, the execution and delivery of the Facilities Administration and Operating Services Agreement, and the Company engaging in the business of providing the Consulting Services, the Company is no longer a "shell company" as defined in Rule 12b-2 under the Exchange Act.

Pursuant to the Reorganization Transaction, the Company had contracted with SH Celera, which, as a result of the Reorganization Transaction, is the owner of 80% of the Company’s issued and outstanding shares of common stock, to provide fee based consulting, advisory and outsource services to companies engaged in various industries and at various stages of development. The services to be provided (“Consulting Services”) included:

* Consulting regarding Corporate Development Issues;
* Consulting regarding Merger and Acquisition Plan Development and Procedures;
* Consulting regarding Market Divestiture and Special Situations Planning and Procedures;
* Consulting regarding Growth Strategies and Logistics Planning, Development and Procedures;
* Consulting regarding Succession Planning;

The Company and SH Celera agreed in principle to terminate fees payable by the Company to SH Celera pursuant to the Facilities Administration and Operating Services Agreement between the two companies, effective April 30, 2007. SH Celera has committed to provide services to the Company at the discretion of the SH Celera board of directors.

Additionally, pursuant to the Reorganization Transaction, we received an assignment of all of SH Celera’s rights under the assigned Retainer Agreements, thereby providing us with two client companies and the balance of cash fees payable pursuant to those assigned Retainer Agreements.  In addition to the cash compensation payable pursuant to each Retainer Agreement, in each of the Retainer Agreements signed to date, we have certain rights to receive, subject to certain conditions, non-cash compensation in the form of shares of each of the client companies equal to 5% of the client company’s issued and outstanding shares of common stock determined at the Effective Date of the registration of such shares under the Securities Act of 1933, as amended (the “33 Act”), on a fully diluted based, including any additional shares of such client company’s common stock that may be issued pursuant to the registration of such shares under the 33 Act or thereafter pursuant to any rights existing at the effective date of the registration of such shares under the 33 Act (“Share Compensation”). In connection with the issuance of the Share Compensation, each existing client company has entered into an agreement pursuant to which it has undertaken: (i) to complete any additional financing necessary to qualify its shares of common stock as a “Covered Securities” as defined in Section 18 of the 33 Act, (2) complete the registration of its shares of common stock under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “34 Act”), (iii) complete an application for listing of its shares of common stock on an exchange or other listing market that would qualify such shares of common stock as a “Covered Security” under Section 18 of the 33 Act, and (iv) register the shares issued as Share Compensation under the 33 Act for distribution to our stockholders determined at the time of the registration of the shares comprising the Share Compensation issuable for distribution to our stockholders.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer, our principal financial officer, concluded that our disclosure controls and procedures were not effective at ensuring that information required to be disclosed or filed by us is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Errors related to revenue and expense recognition were discovered requiring adjustments to the financial statements. All necessary adjustments have been made. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On June 15, 2007, George Jarkesy resigned as Chief Executive Officer and Chairman. At the time of his resignation, Mr. Jarkesy did not provide any written communication to the Company concerning reasons for his resignation. As of the date of filing this Form 10-QSB report, the Company has not taken any steps to fill the vacancy created by Mr. Jarkesy’s resignation and has not identified any replacements.

The Company and SH Celera agreed in principle to terminate fees payable by the Company to SH Celera pursuant to the Facilities Administration and Operating Services Agreement between the two companies, effective April 30, 2007. SH Celera has committed to provide services to the Company at the discretion of the SH Celera board of directors.

Item 6. Exhibits.

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

G/O BUSINESS SOLUTIONS, INC.

Date:	August 13, 2007	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director