Form 10KSB
period 2007-12-31
G/O BUSINESS SOLUTIONS, INC.
filed 2008-03-31
CIK 928447

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Issuer’s Telephone Number: (469) 233-6258

Securities registered under Section 12(b) of the Act: None
Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.01 par value common stock
Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year:   Revenues for the twelve months ended December 31, 2007 total $439,935.   However, the revenues are not disclosed in the company’s Statement of Operations included in this Report, as they are a component of discontinued operations.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days: March 10, 2008 - $1,122,917. There are approximately 3,208,333 shares of common voting stock of the Issuer held by non-affiliates. There is no “established trading market” for our common stock; therefore, we have arbitrarily valued the shares at par value ($0.01).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None, Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

March 10, 2008: Common - 21,975,937
March 10, 2008: Preferred - None

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes ☒ No ☐

PART I

Item 1. Description of Business

Business Development

For a discussion of the business development of G/O International, Inc, ("our Company" or "we," "our," "us" or words of similar import) for the years ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001, see our 10-KSB and/or 10-KSB/A Annual Reports for the years then ended, filed April 13, 2007, August 1, 2006, April 13, 2005, April 14, 2004, March 31, 2003, and April 15, 2002, respectively, with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13.

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

Given our limited resources, in connection with the Reorganization Transaction, we have entered into an FA&OS Agreement ("FA&OS Agreement") with SH Celera pursuant to which SH Celera, the owner of 80% of our issued and outstanding shares of common stock, has agreed to provide the facilities, the administration and the ongoing provision of the Consulting Services to our clients. The FA&OS Agreement was filed as Exhibit 10.1 to the Form 8-K filed on August 15, 2006.

On June 15, 2007, the Company received and accepted the resignation of George Jarkesy, a member of the Company’s board of directors and its Chairman and Chief Executive Officer. At the time of his resignation, Mr. Jarkesy did not provide any written communication to the Company concerning reasons for his resignation.

Mr. Brian Rodriguez, the Company’s sole remaining director and President has not taken any steps to fill the vacancy created by Mr. Jarkesy’s resignation, and has not at the time of filing the Form 8K identified any replacements.

On April 30, 2007, our Company and SH Celera mutually agreed to terminate the FA&OS Agreement.

In August 2007, our Company ceased providing business development services and ceased all operations.  Our Company has had no operations since that time.

On December 27, 2007, John Thomas Bridge and Opportunity Fund L.P., a Houston, Texas, based Delaware limited partnership, entered into a Stock Sale and Purchase Agreement (“SSPA”) to purchase a total of 18,404,382 shares of our common stock (the “Shares”), including 3,200,000 Shares from Sand Hills General Partners, a Texas General Partnership (“SHGP”), and 15,204,382 Shares from SHGP’s owner, Sand Hills Partners, LLC, a Delaware limited liability company (“SHP”), distributable by SH Celera Capital Corporation to SHP as part of a plan of distribution of the G/O Business Solution, Inc. Shares to the SH Celera Capital Corporation shareholders.

SH Celera Capital Corporation, a Maryland corporation, was then the holder of 17,300,744 Shares.

In connection with the stock purchase and sale, the holder of a Note and Pledge Agreement executed by SHP, and a Guaranty and Pledge Agreement executed by SHGP, released all claims he had respecting the G/O Business Solutions Inc. Shares.

John Thomas Bridge and Opportunity Fund, L.P. now own approximately 83% of our $0.01 par value per share common stock.

The sale and the purchase of the Shares was conducted as a private resale transaction between the parties that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the so-called “Section 4(1½)” exemption, under which the purchasers received “restricted securities,” had prior access to all material information about us and were “accredited investors” as that term is defined in Rule 501 of the Securities and Exchange Commission.

John Thomas Bridge and Opportunity Fund L.P. has not disclosed any plans they intend to pursue in connection with the acquisition of a controlling interest in us.

Principal Products or Services and their Markets

This is not applicable, as our Company ceased providing business development services in August 2007.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

This is not applicable, as our Company ceased providing business development services in August 2007.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable

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

Shell Company Regulations

Having ceased operations in August 2007, we believe our company qualifies as a "Shell Company” as defined in Rule 12b-2 of the Exchange Act.  We will be subject to recent amendments to Form 8-K by the Securities and Exchange Commission (as set forth in Release No. 33-8587) regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and pro-forma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

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

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the SEC at its internet site www.sec.gov .

Item 2. Description of Property

We have no property. Our President provides our company office space for no charge.

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

A minimum holding period of six months is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company for sales by non-affiliates that have not held their shares for one year (and at all times, in the case of sales by affiliates); and, in the case of sales by affiliates, limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the “manner of sale” requirements; and the filing of a Notice of Sale on Form 144.

The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2006, and December 31, 2007, is shown below. Prices are inter-dealer quotations as reported by the NASD (or the NQB, LLC) and do not necessarily reflect transactions, retail markups, mark downs or commissions. We completed a reverse split, effective August 15, 2006, of our outstanding 8,650,372 shares of $0.01 par value per share common stock in the ratio of 1 for 2, which impacted the range of high and low bid quotations for our common stock subsequent to August 15, 2006. The reverse split resulted in a total of 4,325,186 shares of our common stock, $0.01 par value per share being outstanding, post-split.

STOCK QUOTATIONS

BID

Quarter ended:	High	Low

March 31, 2006	0.22	0.15

June 30, 2006	0.25	0.25

September 30, 2006	-	-

December 31, 2006	-	-

March 31, 2007	-	-

June 30, 2007	-	-

September 30, 2007	-	-

December 31, 2007	1.10	0.20

The future sale of presently outstanding "restricted securities" (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock. See the heading “Recent Sales of Unregistered Securities," directly below.

Holders

The number of record holders of our Company's common stock as of the date of this Report is approximately 768, not including an indeterminate number who may hold shares in “street name”.

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

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Restricted Securities

The following table reflects the sales of our unregistered securities during the past two years:

Common Stock

Name	Date Acquired	Number of Shares	Aggregate Consideration

SH Celera Capital Corporation	8/15/06	17,300,744	See Item 11 “Changes in Control” regarding Reorganization Transaction

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

All outstanding securities of our Company that were issued more than six months ago are available for sale under Rule 144 of the Securities and Exchange Commission. Future sales of any of these "restricted securities" or any securities that may be issued in the future may have an adverse effect on any public market that may develop in the common stock of our Company.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2007, for the sale of registered securities.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any Equity Compensation Plans.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2007.

Item 6. Management's Discussion and Analysis and Plan of Operation

Results of Operations

During the year ended December 31, 2007, our Company had total expenses of $373,245 while recognizing $439,935 in revenues for a net income of $66,690.  During the year ended December 31, 2006, our Company had total expenses of $180,351 while recognizing $1,850 in revenues for a loss of $178,501.

G/O ceased generating revenues and all operations in August 2007.  Consequently, the operations of G/O business have been presented as discontinued operations.   G/O recorded income from discontinued operations of $66,690 for the year ended December 31, 2007 and a loss from discontinued operations of $(181,587) for the year ended December 31, 2006.  Our current expenses were primarily composed of the following: (1) amounts accrued associated with our Facilities, Administrative, Operations, and Services Agreement ("FA&OS Agreement") with SH Celera Capital Corporation pursuant to which SH Celera provided the facilities, the administration and the ongoing provision of the Consulting Services to our clients, (2) costs of sales related to compensating independent contractors to provide consulting services to our clients, (3) legal and accounting professional services, and (4) interest expense associated with advances from shareholders.

Plan of Operation

In 2006, we entered into the Facilities Administration and Operating Services Agreement with SH Celera, pursuant to which were provided the facilities, administrative services and operating services necessary to immediately commence providing fee based business development consulting under our name "G/O Business Solutions, Inc."   The Company and SH Celera agreed in principle to terminate the Facilities Administration and Operating Services Agreement between the two companies, effective April 30, 2007.  In August 2007, the Company ceased providing business development services and has had no operations since that time.

Management's plans to maintain the long-term financial viability of our Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide us with the wherewithal to continue in existence. In the interim, management is committed to meeting our operating expenses.

Liquidity

As of December 31, 2007, we had $5,731 in cash.   In August 2007, our Company ceased providing business development services and has generated no revenues since that time.  We do not anticipate generating any revenues in the foreseeable future.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
G/O Business Solutions, Inc.
(A Development Stage Company)
Tomball, Texas

We have audited the accompanying consolidated balance sheet of G/O Business Solutions, Inc. (a development stage company) as of December 31, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006 and for the period from August 15, 2006 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of G/O Business Solutions, Inc. at December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and the period from inception through December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations,  a working capital deficit and has ceased operations which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to those matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
March 27, 2008

G/O Business Solutions, Inc.
 (A Development Stage Company)
BALANCE SHEET

December 31,
2007
ASSETS
Current assets:
Cash	$5,731

TOTAL ASSETS	$5,731

LIABILITIES
Accounts payable	$750
Accounts payable – Due to SH Celera	4,746
Accrued interest	12,009
Advances from stockholders	41,287

TOTAL CURRENT LIABILITIES	58,792

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,625,937 shares issued and outstanding	216,259
Additional paid-in capital	3,339,166
Accumulated deficit prior to the development stage	(3,518,748)
Deficit accumulated during the development stage	(89,738)
Total stockholders’ deficit	(53,061)

Total liabilities and stockholders’ deficit	$5,731

See summary of significant accounting policies and notes to consolidated financial statements.

G/O Business Solutions, Inc.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	From inception of the development stage on August 15, 2006, through December 31, 2007
INCOME(LOSS) FROM OPERATIONS	$-	$-	$-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	66,690	(181,587)	(92,824)
NET INCOME(LOSS) BEFORE MINORITY INTEREST	66,690	(181,587)	(92,824)
MINORITY INTEREST	-	3,086	3,086
NET INCOME(LOSS)	66,690	$(178,501)	$(89,738)

BASIC AND DILUTED:
INCOME(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.00	$(0.03)
NET INCOME(LOSS) PER SHARE	0.00	$(0.03)

Basic and Diluted Weighted Average Shares	21,625,937	6,173,759

See summary of significant accounting policies and notes to financial statements.

G/O Business Solutions, Inc.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common	Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit Prior to the Development Stage	Deficit Accumulated During the Development Stage	Total
Balance December 31, 2005	4,325,193	43,252	2,683,126	(3,496,675)	-	(770,297)

Disposition of majority interest in a subsidiary	-	-	688,847	-	-	688,847
Common stock issued in reorganization	17,300,744	173,007	(32,807)	-	-	140,200
Net loss	-	-	-	(22,073)	(156,428)	(178,501)

Balance December 31, 2006	21,625,937	$216,259	$3,339,166	$(3,518,748)	$(156,428)	$(119,751)

Net income	-	-	-		66,690	66,690

Balance December 31, 2007	21,625,937	$216,259	$3,339,166	$(3,518,748)	$(89,738)	$(53,061)

See summary of significant accounting policies and notes to financial statements.

G/O Business Solutions, Inc.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007		Year Ended December 31, 2006	From inception of the development stage on August 15, 2006, through December 31, 2007
Cash flows from operating activities:
Net income (loss)		$66,690	$(178,501)	$(89,738)
Net (income) loss from discontinued operations		(66,690)	178,501	89,738
Net loss from continuing operations		-	-	-
Net cash used in discontinued operations		(16,036)	(100,493)	(116,529)

Net cash used in operating activities		(16,036)	(100,493)	(116,529)
Cash flows from investing activities:
Net cash provided by investing activities from continuing operations			-	-
Net cash provided by investing activities from discontinued operations		7,260	-	7,260
Net cash provided by investing activities		7,260		7,260

Cash flows from financing activities:
Net cash provided by financing activities from continuing operations		-	-	-
Net cash provided by financing activities from discontinued operations			115,000	115,000
Net cash provided by financing activities		-	115,000	115,000

Net Increase (Decrease) In Cash		(8,776)	14,507	5,731
Cash at Beginning of Period		14,507	-	-
Cash at End of Period		$5,731	$14,507	$5,731
Cash paid for:
Interest	$		$-	$2,149
Income Taxes			-	-
Non-cash investing and financing activities:
Disposition of Waterbury		$-	$688,847	$688,847

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

In August 2007, G/O ceased providing business consulting services and ceased all operations.

On December 27, 2007, John Thomas Bridge and Opportunity Fund L.P., a Houston, Texas, based Delaware limited partnership, entered into a Stock Sale and Purchase Agreement (“SSPA”) to purchase a total of 18,404,382 shares of G/O common stock (the “Shares”), including 3,200,000 Shares from Sand Hills General Partners, a Texas General Partnership (“SHGP”), and 15,204,382 Shares from SHGP’s owner, Sand Hills Partners, LLC, a Delaware limited liability company (“SHP”), distributable by SH Celera to SHP as part of a plan of distribution of the G/O common stock to the SH Celera shareholders.  As a result of the transaction, John Thomas Bridge and Opportunity Fund L.P. controls approximately 83% of G/O.

Summary of Significant Accounting Policies

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Discontinued Operations.  G/O presents the results of operations, financial position and cash flows of operations that have  ceased as discontinued operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. G/O adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

Basic and diluted net income (loss) per share. The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, there were no potential dilutive securities.

Principles of Consolidation. During 2005 G/O owned 50.49% of Waterbury Resources, Inc., a company that engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. As a result, Waterbury was fully consolidated in the fiscal 2005 financial statements. On March 10, 2006, G/O transferred to Sand Hills General Partners, a Texas general partnership, 357,000 shares of Waterbury and Sand Hills General Partners settled the liabilities in the amount of $688,847 owed by Waterbury to Q-Marq Securities, Ltd., a Cayman Islands company. Because Sand Hills General Partners is the majority shareholder of G/O, under APB No. 26, the settlement of Waterbury’s liabilities is treated as a capital transaction and recorded through the additional paid in capital. After the March 10, 2006 transaction, G/O owned 356,999 shares of Waterbury, representing 12.5% of total Waterbury equity. On August 15, 2006, G/O transferred its remaining interest of 356,999 shares of Waterbury to SH Celera Capital Corporation as a result of the reorganization with SH Celera.  The December 31, 2007 and 2006 financial statements do not include Waterbury. All significant intercompany amounts have been eliminated for consolidation purposes.

Newly Issued Accounting Pronouncements.  G/O does not expect the adopition of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, G/O incurred net income of $66,690 and net losses of $178,501 for the years ended December 31, 2007 and 2006, respectively and had a working capital deficit of $53,061 as of December 31, 2007. In addition, G/O ceased generating revenues and all operations in August 2007.  These conditions raise substantial doubt as to G/O’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and in turn increase operations. G/O will continue to implement a plan to increase revenues, public relations, press relations and advertising. G/O will seek out new markets and areas of strategic alliance and opportunity. The financial statements do not include any adjustments that might be necessary if G/O is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

G/O ceased generating revenues and all operations in August 2007.  Consequently, the operations of G/O business have been presented as discontinued operations.   G/O recorded income from discontinued operations of $66,690 for the year ended December 31, 2007 and a loss from discontinued operations of $(181,587) for the year ended December 31, 2006.  As part of the discontinued operations, G/O recognized revenues of $439,935 and $1,850 for the twelve months ended December 31, 2007 and 2006, respectively.

NOTE 4 – REORGANIZATION WITH SH CELERA

On August 15, 2006, G/O completed a reorganization transaction with SH Celera Capital Corporation, a Maryland corporation (Reorganization Transaction"), that is engaged in, among other activities, providing business consulting services to client companies engaged in various industries and at various stages of development ("SH Celera"). As a result of the reorganization, G/O changed its focus and began new planned principal operations. Management determined that G/O, upon embarking on the new business plan of business consulting, has entered a new development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, G/O has presented these financial statements in accordance with that Statement, including losses incurred from August 15, 2006 (new development stage) to December 31, 2007. All activities prior to August 15, 2006 have been presented as discontinued operations in the statements of operations and the statements of cash flows.

On July 31, 2006, G/O entered into a Facilities, Administration, and Operating Services Agreement ("FA&OS Agreement") with its majority shareholder SH Celera. As part of the FA&OS Agreement, SH Celera agreed to provide office facilities, administrative support, and personnel to G/O to commence operations for a total of $20,416 per month.   The Company and SH Celera terminated the Facilities Administration and Operating Services Agreement on April 30, 2007. As of December 31, 2007, the amount of accrued and unpaid fees due to SH Celera related to the Facilities Administration and Operating Services Agreement was $4,746.

NOTE 5 – CHANGE IN CONTROL

On December 27, 2007, John Thomas Bridge and Opportunity Fund L.P., a Houston, Texas, based Delaware limited partnership, entered into a Stock Sale and Purchase Agreement (“SSPA”) to purchase a total of 18,404,382 shares of G/O common stock (the “Shares”), including 3,200,000 Shares from Sand Hills General Partners, a Texas General Partnership (“SHGP”), and 15,204,382 Shares from SHGP’s owner, Sand Hills Partners, LLC, a Delaware limited liability company (“SHP”), distributable by SH Celera to SHP as part of a plan of distribution of the G/O common stock to the SH Celera shareholders.  As a result of the transaction, John Thomas Bridge and Opportunity Fund L.P. controls approximately 83% of G/O.

NOTE 6 - ADVANCES FROM STOCKHOLDERS

Stockholders of G/O have advanced funds to G/O to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0 % per annum and were to originally mature prior to December 31, 2006. The note agreements were extended to mature on December 31, 2008. Total advances amounted to $41,287 and related accrued interest amounted to $12,009 at December 31, 2007.

NOTE 7 - COMMON STOCK

In August 2006, G/O performed a 2-for-1 reverse split of its common stock in accordance with the Reorganization Transaction with SH Celera (see Note 4 above). All share and per share amounts have been presented as if the split occurred on the first day of the first period presented.

In November 2006, G/O issued 17,300,744 shares of its common stock to SH Celera in accordance with the Reorganization Transaction with SH Celera (see Note 4 above). The shares were valued at $140,200 and the excess of the fair value of these shares over the liabilities assumed and the cash received resulted in $25,200 recorded as stock-based compensation to SH Celera.

NOTE 8 - RELATED PARTY TRANSACTIONS

G/O uses office space provided by its President at no charge.

Beginning in January 2008, G/O receives bookkeeping services from a company that is partially owned by its President.  As of the date of this report, G/O had paid the related party a total of  $2,831 for bookkeeping services received during 2008.

NOTE 9 - INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31, 2007:

2007
Deferred tax assets:
NOL Carryover	$177,000
Valuation allowance	(177,000)
Net deferred tax asset	$-

At December 31, 2007, G/O had net operating loss carryforwards of approximately $506,000 that expire through the year 2026. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of net operating losses incurred prior to August 15, 2006 and December 31, 2007 was significantly limited as a result of the change of control that occurred in August 2006 and December 2007. The benefit could be subject to further limitations if significant future ownership changes occur in G/O.

NOTE 10 – SUBSEQUENT EVENTS

 In February 2008, G/O issued 225,000 shares of common stock to its President and 125,000 shares of common stock to a consultant for services provided.  The shares were valued at $178,500 in total.

On February 18, 2008, the Company borrowed $10,000 from John Thomas Bridge and Opportunity Fund, LLP, its majority shareholder.  The note bears interest at 8% and matures on December 31, 2008.

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

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President/Treasurer has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting
We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the  lack of segregation of duties in financial reporting, as our President/Treasurer performs all accounting functions with no oversight, as our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

Item 8B. Other Information

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

On June 15, 2007, the Company received and accepted the resignation of George Jarkesy, a member of the Company’s board of directors and its Chairman and Chief Executive Officer. At the time of his resignation, Mr. Jarkesy did not provide any written communication to the Company concerning reasons for his resignation.

Mr. Brian Rodriguez, the Company’s sole remaining director and President has not taken any steps to fill the vacancy created by Mr. Jarkesy’s resignation, and has not at the time of filing the Form 8K identified any replacements.

On April 30, 2007, our Company and SH Celera mutually agreed to terminate the FA&OS Agreement.

In August 2007, our Company ceased providing business development services and ceased all operations.  Our Company has had no operations since that time.

On December 27, 2007, John Thomas Bridge and Opportunity Fund L.P., a Houston, Texas, based Delaware limited partnership, entered into a Stock Sale and Purchase Agreement (“SSPA”) to purchase a total of 18,404,382 shares of our common stock (the “Shares”), including 3,200,000 Shares from Sand Hills General Partners, a Texas General Partnership (“SHGP”), and 15,204,382 Shares from SHGP’s owner, Sand Hills Partners, LLC, a Delaware limited liability company (“SHP”), distributable by SH Celera Capital Corporation to SHP as part of a plan of distribution of the G/O Business Solution, Inc. Shares to the SH Celera Capital Corporation shareholders.

SH Celera Capital Corporation, a Maryland corporation, was then the holder of 17,300,744 Shares.

In connection with the stock purchase and sale, the holder of a Note and Pledge Agreement executed by SHP, and a Guaranty and Pledge Agreement executed by SHGP, released all claims he had respecting the G/O Business Solutions Inc. Shares.

John Thomas Bridge and Opportunity Fund, L.P. now own approximately 83% of our $0.01 par value per share common stock.

The sale and the purchase of the Shares was conducted as a private resale transaction between the parties that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the so-called “Section 4(1½)” exemption, under which the purchasers received “restricted securities,” had prior access to all material information about us and were “accredited investors” as that term is defined in Rule 501 of the Securities and Exchange Commission.

John Thomas Bridge and Opportunity Fund L.P. has not disclosed any plans they intend to pursue in connection with the acquisition of a controlling interest in us.

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

Mr. Rodriguez presently serves in the capacities indicated.

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

On January 24, 2006, we entered into an Indemnification Agreement with Brian Rodriguez in connection with his agreement to join our board of directors and serve as our president. Under the terms of this Indemnification Agreements, we have agreed to indemnify Mr. Rodriguez against damages, expenses and costs, and in certain cases advance expenses and costs in the event of legal actions that may be brought against him in his capacity in serving the Company. The foregoing does not purport to be a complete description of the Indemnification Agreements entered into with Mr.  Rodriguez and is qualified in its entirety by reference to the Indemnification Agreement delivered to Mr.. Rodriguez the form is attached to our Form 8-K filed on August 15, 2006 as Exhibit 10.5.

On July 26, 2006, pursuant to the Reorganization Transaction, George Jarkesy joined our board of directors and to serve as our chairman and chief executive officer. On Friday June 15, 2007, the Company received and accepted the resignation of George Jarkesy, a member of the Company’s board of directors and its Chairman and Chief Executive Officer. At the time of his resignation, Mr. Jarkesy did not provide any written communication to the Company concerning reasons for his resignation

 Business Experience

Mr. Rodriguez is 38 years of age. Mr. Rodriguez has 10 years of experience in capital markets, corporate finance and the technology sector. Most recently, Mr. Rodriguez has served as President of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap companies.  From March 2006 through May 2007, Mr. Rodriguez served as Chief Financial Officer of SH Celera Capital Corporation, an internally managed fund.  He served as an accounting and finance consultant for Jefferson Wells from October 2004 to the present. From March 2002 to October 2005, Mr. Rodriguez served as controller and then Director of Finance for JP Mobile, Inc., a privately held wireless software company based in Dallas. Mr. Rodriguez served as controller for ChipData Incorporated from March 2001 to March 2002. Prior to that, Mr. Rodriguez was a consultant with Parson Consulting Firm from April 1999 to March 2001; and has been a Certified Public Accountant in the State of Texas since 1995.

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

On December 27, 2007, John Thomas Bridge and Opportunity Fund L.P., a Houston, Texas, based Delaware limited partnership, entered into a Stock Sale and Purchase Agreement (“SSPA”) to purchase a total of 18,404,382 shares of our common stock (the “Shares”), including 3,200,000 Shares from Sand Hills General Partners, a Texas General Partnership (“SHGP”), and 15,204,382 Shares from SHGP’s owner, Sand Hills Partners, LLC, a Delaware limited liability company (“SHP”), distributable by SH Celera Capital Corporation to SHP as part of a plan of distribution of the G/O Business Solution, Inc. Shares to the SH Celera Capital Corporation shareholders.

SH Celera Capital Corporation, a Maryland corporation, was then the holder of 17,300,744 Shares.

In connection with the stock purchase and sale, the holder of a Note and Pledge Agreement executed by SHP, and a Guaranty and Pledge Agreement executed by SHGP, released all claims he had respecting the G/O Business Solutions Inc. Shares.

John Thomas Bridge and Opportunity Fund, L.P. now own approximately 83% of our $0.01 par value per share common stock.

The sale and the purchase of the Shares was conducted as a private resale transaction between the parties that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the so-called “Section 4(1½)” exemption, under which the purchasers received “restricted securities,” had prior access to all material information about us and were “accredited investors” as that term is defined in Rule 501 of the Securities and Exchange Commission.

John Thomas Bridge and Opportunity Fund L.P. has not disclosed any plans they intend to pursue in connection with the acquisition of a controlling interest in us.

On February 18, 2008, Brian E. Rodriguez  received 225,000 shares of our common stock that are "restricted securities" as consideration for serving as a director and executive officer.  Mr. Rodriguez filed the associated Form 4 on February 29, 2008.

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

Nominating and Corporate Governance Committee

We have not established a Nominating and Corporate Governance Committee because we believe that our one-member board of directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee. If and when further operations require, we will review these requirements.

Item 10. Executive Compensation

Cash Compensation

During 2007, the Company paid Brian Rodriguez, our President and Treasurer, $7,692 in cash compensation.

Going forward, we do not have any commitments to pay any cash salaries or other cash compensation directly to any of our directors and/or officers in connection with their performance of such duties in such capacities.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None; not applicable.

Other Compensation

On February 18, 2008, Brian E. Rodriguez  received 225,000 shares of our common stock that are "restricted securities" as consideration for serving as a director and executive officer.

Compensation of Directors

At a special meeting of our Company's Board of Directors, held October 4, 1995, our Board of Directors unanimously resolved to pay to each director of our Company 10,000 shares of "restricted securities" (common stock) valued at $0.01 per share, for each year or partial year of service, commencing on the date of the resolution. Effective October 29, 1997, Our Board of Directors resolved to increase the amount of annual compensation to 20,000 shares of "restricted securities" (common stock,), valued at $0.01 per share. As of the date of this Annual Report, 160,000 "unregistered" and "restricted" shares have been issued to each of the following directors of our Company, pursuant to this resolution: Jack L. Burns; Michael L. Caswell; and Sam Bono; however, Mr. Burn's compensation was increased to 40,000 shares per year for calendar years commencing in 2003. The shares issued during the years ended December 31, 2000, were valued at $0.25 per share to coincide with the cash price of other securities sold by our Company at that time. The shares issued during the years ended December 31, 2001, were valued at $0.35 per share; and the shares issued during the year ended December 31, 2004, 2003 and 2002 were valued at $0.10. The shares issued during the year ended December 31, 2005, were valued at $0.15.   No shares were issued in 2006 and 2007 as compensation to directors.

On February 18, 2008, Brian E. Rodriguez  received 225,000 shares of our common stock that are "restricted securities" as consideration for serving as a director and executive officer.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of our Company's common stock as of December 31, 2007 and the date of this Annual Report:

Ownership of Principal Shareholders
Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	John Thomas Bridge & Opportunity Fund LP 3 Riverway, Suite 1800 Houston, Texas 77056	18,404,382	83.0%
Totals (1)		18,404,382	83.0%

(1) On December 27, 2007, John Thomas Bridge and Opportunity Fund L.P., a Houston, Texas, based Delaware limited partnership, entered into a Stock Sale and Purchase Agreement (“SSPA”) to purchase a total of 18,404,382 shares of our common stock (the “Shares”), including 3,200,000 Shares from Sand Hills General Partners, a Texas General Partnership (“SHGP”), and 15,204,382 Shares from SHGP’s owner, Sand Hills Partners, LLC, a Delaware limited liability company (“SHP”), distributable by SH Celera Capital Corporation to SHP as part of a plan of distribution of the G/O Business Solution, Inc. Shares to the SH Celera Capital Corporation shareholders.   SH Celera Capital Corporation, a Maryland corporation, was then the holder of 17,300,744 Shares.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2007:

Ownership of Officers and Directors
Title of Class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Class
Common	Brian Rodriguez 2202 Bluebonnet Drive Richardson, Texas 75082	President, Secretary, & Treasurer	100,000	0.01%
Totals (1)			100,000	0.01%

(1) In 2006, the Company had resolved to issue Brian E. Rodriguez 100,000 shares "restricted securities" (common stock) as consideration for his services as a board member and executive officer.   This stock was issued with an additional 125,000 shares “restricted securities” (common stock) as consideration for his services as a board member and executive officer, for a total of 225,000 shares, in February 2008.

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

(4) entered into a Facilities Administration and Operating Services Agreement with SH Celera pursuant to which SH Celera has undertaken to provide all facilities, administration and operating services necessary for us to conduct a fee based business consulting practice under our trade name "G/O Business Solutions, Inc." The Facilities Administration and Operating Services Agreement has been filed as Exhibit 10.1 to our Form 8-K filed on August 15, 2006;

(5) undertook to engage in providing fee based business consulting services to company clients through the support provided by SH Celera under the Facilities Administration and Operating Services Agreement. Further discussion regarding the fee based business consulting business in which we intend to engage is set forth in the paragraph "Organization and Business-Consulting Services" herein below;

(6) appointed Mr. George Jarkesy, to fill the vacancy created by the resignation of Michael Caswell, who resigned as a member of our board of directors and as an officer on July 5, 2006. Mr. Jarkesy will serve as a member of our board of directors until the next election of directors and as our chairman and chief executive officer. In connection therewith, we executed and delivered an indemnification agreement thereby agreeing to indemnify Mr. Jarkesy in the event certain proceedings are threatened or commenced against Mr. Jarkesy;

(7) transferred to SH Celera, a total of 356,999 shares of Waterbury Resources Ltd., which constitutes the balance of our interest in Waterbury Resources, Ltd;

(8) entered into the Mutual Undertaking Agreement pursuant to which we undertook to raise additional equity capital of not less than $2,500,000 and up to $5,000,000 through the sale of a newly created class of our shares of preferred stock (the "Contemplated Financing"). Further discussion regarding the Contemplated Financing is set forth in the paragraph "Liquidity" in Item 6 herein below and a copy of the Mutual Undertaking Agreement has been filed as Exhibit 10.2 to our Form 8-K filed on August 15, 2006.;

(9) entered into the Agreement to Assume Debt and Release, Waiver and Novation Agreement pursuant to which SH Celera agreed to assume up to $65,000 or our outstanding liabilities. A copy of the Agreement to Assume Debt and Release, Waiver and Novation Agreement has been filed as Exhibit 10.3 to our Form 8-K filed on August 15, 2006;

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

On December 27, 2007, John Thomas Bridge and Opportunity Fund L.P., a Houston, Texas, based Delaware limited partnership, entered into a Stock Sale and Purchase Agreement (“SSPA”) to purchase a total of 18,404,382 shares of our common stock (the “Shares”), including 3,200,000 Shares from Sand Hills General Partners, a Texas General Partnership (“SHGP”), and 15,204,382 Shares from SHGP’s owner, Sand Hills Partners, LLC, a Delaware limited liability company (“SHP”), distributable by SH Celera Capital Corporation to SHP as part of a plan of distribution of the G/O Business Solution, Inc. Shares to the SH Celera Capital Corporation shareholders.

John Thomas Bridge and Opportunity Fund, L.P. now own approximately 83% of our $0.01 par value per share common stock.

To the knowledge of our Company's management, there are no additional present arrangements or pledges of our Company's securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

As of December 31, 2007, we had two outstanding loans from George Jarkesy totaling $5,000, plus $1,231 in accrued interest. In addition, $11,902 in expenses had been paid by Mr. Jarkesy on behalf of the company, representing an advance from shareholder.  Mr. Jarkesy is the fund manager of the John Thomas Bridge & Opportunity Fund, the majority shareholder of the Company.

On February 18, 2008, we borrowed $10,000 from John Thomas Bridge and Opportunity Fund, LLP, our majority shareholder.  The note bears interest at 8% and matures on December 31, 2008.

Control of the Company

On December 27, 2007, John Thomas Bridge and Opportunity Fund L.P., a Houston, Texas, based Delaware limited partnership, entered into a Stock Sale and Purchase Agreement (“SSPA”) to purchase a total of 18,404,382 shares of our common stock (the “Shares”), including 3,200,000 Shares from Sand Hills General Partners, a Texas General Partnership (“SHGP”), and 15,204,382 Shares from SHGP’s owner, Sand Hills Partners, LLC, a Delaware limited liability company (“SHP”), distributable by SH Celera Capital Corporation to SHP as part of a plan of distribution of the G/O Business Solution, Inc. Shares to the SH Celera Capital Corporation shareholders.

John Thomas Bridge and Opportunity Fund, L.P. now own approximately 83% of our $0.01 par value per share common stock.

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

Item 13. Exhibits and Reports on Form 8-K *

Reports on Form 8-K.

8-K Current Report dated January 24, 2006, filed with the Securities and Exchange Commission on January 30, 2006.

8-K Current Report dated February 28, 2006, filed with the Securities and Exchange Commission on March 24, 2006.

8-K Current Report dated June 24, 2006, filed with the Securities and Exchange Commission on June 24, 2006.

8-K Current Report dated July 5, 2006, filed with the Securities and Exchange Commission on July 7, 2006.

8-K Current Report dated August 1, 2006, filed with the Securities and Exchange Commission on August 9, 2006.

8-K Current Report dated August 15, 2006, filed with the Securities and Exchange Commission on August 16, 2006.

8-K Current Report dated August 15, 2006, filed with the Securities and Exchange Commission on August 18, 2006.

8-K Current Report dated October 11, 2006, filed with the Securities and Exchange Commission on October 17, 2006.

8-K Current Report dated October 23, 2006, filed with the Securities and Exchange Commission on October 25, 2006.

8-K Current Report dated December 27, 2007, filed with the Securities and Exchange Commission on June 18, 2007.

8-K Current Report dated October 23, 2006, filed with the Securities and Exchange Commission on January 11, 2008.
Exhibits*

(i)	Where Incorporated in this Annual Report
-
Annual Report on Form 10-KSB for the calendar year ended December 31, 2000**	Parts I, II and III

Annual Report on Form 10-KSB for the calendar year ended December 31, 2001**	Parts I, II and III

Annual Report on Form 10-KSB for the calendar year ended December 31, 2002**	Parts I, II and III

Annual Report on Form 10-KSB for the calendar year ended December 31, 2003**	Parts I, II and III

Annual Report on Form 10-KSB for the calendar year ended December 31, 2004**	Parts I, II and III

Annual Report on Form 10-KSB for the calendar year ended December 31, 2005**	Parts I, II and III

Definitive Information Statement Filed August 21, 2003**	Part III

Amended and Restated Articles of Incorporation

(ii)

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation***

14	Code of Ethics****

31	302 Certification of Brian E. Rodriguez

32	906 Certification

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

*** See the Definitive Information Statement Filed August 21, 2003.

**** See the Annual Report on Form 10-KSB for the calendar year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2007 and 2006:

Fee Category	2007		2006

Audit Fees		$27,000	$25,828

Audit-related Fees	$		$0

Tax Fees		$1,082	$835

All Other Fees	$		$0

Total Fees		$28,082	$26,663

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

G/O BUSINESS SOLUTIONS, INC.

Date:	March 28, 2008	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

G/O BUSINESS SOLUTIONS, INC.

Date:	March 28, 2008	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director