Form 10-Q
period 2008-03-31
G/O BUSINESS SOLUTIONS, INC.
filed 2008-05-14
CIK 928447

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24688

G/O BUSINESS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	76-0025986
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2202 Bluebonnet Drive
Richardson, Texas 75082
(Address of Principal Executive Offices)

(469) 233-6258
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ___                                                                            Accelerated filer ___

Non-accelerated filer ___                                                                            Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 13, 2008 - 21,975,937 shares of common stock.

G/O BUSINESS SOLUTIONS, INC.

INDEX

			Page No.

Part I		Financial Information	2

	Item 1.	Financial Statements of G/O Business Solutions	2

		Balance Sheets dated March 31, 2008 and December 31, 2007 (Unaudited)	3

		Statements of Expenses for the Three Months Ended March 31, 2008 and 2007 and from inception of development stage on August 15, 2006 to March 31, 2008 (Unaudited)	4

		Statements of Cash Flows for the Three months Ended March 31, 2008 and 2007 and from inception of development stage on August 15, 2006 to March 31, 2008 (Unaudited)	5

		Notes to the Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of operations	7

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

	Item 4T.	Controls and Procedures	8

Part II		Other Information	8

	Item 1.	Legal Proceedings	8

	Item 1A.	Risk Factors	8

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

	Item 3.	Defaults Upon Senior Securities	8

	Item 4.	Submission of Matters to a Vote of Security Holders	8

	Item 5.	Other Information	8

	Item 6.	Exhibits	9

		Signatures	10

PART I

Item 1.      Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

G/O Business Solutions, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$877	$5,731

TOTAL ASSETS	$877	$5,731

LIABILITIES
Accounts payable	$12,154	$750
Accounts payable - related party	4,746	4,746
Accrued interest - related party	12,931	12,009
Advances from stockholders	51,287	41,287
TOTAL CURRENT LIABILITIES	81,118	58,792

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,975,937 and 21,625,937 shares issued and outstanding, respectively	219,759	216,259
Additional paid-in capital	3,514,166	3,339,166
Accumulated deficit prior to the development stage	(3,518,748)	(3,518,748)
Deficit accumulated during the development stage	(295,418)	(89,738)
Total stockholders’ deficit	(80,241)	(53,061)

Total liabilities and stockholders’ deficit	$877	$5,731

The accompanying notes are an integral part of these financial statements.

G/O Business Solutions, Inc.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	From inception of the development stage on August 15, 2006, through March 31, 2008

General and Administrative Expenses	$205,680	$-	$205,680

Loss From Continuing Operations	(205,680)	-	(205,680)
Loss From Discontinued Operations	-	(49,174)	(92,824)
Loss Before Minority Interest	(205,680)	(49,174)	(298,504)
Minority Interest	-	-	3,086

Net Loss	$(205,680)	$(49,174)	$(295,418)

Basic and Diluted:
Loss From Continuing Operations	$(0.01)	$(0.00)

Loss From Discontinued Operations	(0.00)	(0.00)

Net Loss Per Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Shares	21,829,783	21,625,937

The accompanying notes are an integral part of these financial statements.

G/O Business Solutions, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	From inception of the development stage on August 15, 2006, through March 31, 2008
Cash flows from operating activities:
Net loss	$(205,680)	$(49,174)	$(295,418)
Net loss from discontinued operations and attributable to minority interest	-	49,174	89,738
Net loss from continuing operations	(205,680)	-	(205,680)

Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	178,500	-	178,500
Changes in operating liabilities:
Accounts payable and accrued expenses	12,326	-	12,326
Advances from stockholders	10,000	-	10,000

Net Cash used in continuing operations	(4,854)	-	(4,854)
Net cash used in discontinued operations	-	(4,990)	(116,529)
Net cash used in operating activities	(4,854)	(4,990)	(121,383)
Cash flows from investing activities:
Net cash provided by investing activities from continuing operations	-	-	-
Net cash provided by investing activities form discontinued operations	-	-	7,260
Net cash provided by investing activities	-	-	7,260

Cash flows from financing activities:
Net cash provided by financing activities from continuing operations	-	-	-
Net cash provided by financing activities form discontinued operations	-	7,279	115,000
Net cash provided by financing activities	-	-	115,000

Net Increase (Decrease) In Cash	(4,854)	2,289	877
Cash at Beginning of Period	5,731	14,507	-
Cash at End of Period	$877	$16,796	$877
Cash paid for:
Interest	$-	$-	$2,149
Income Taxes	-	-	-
Non-cash investing and financing activities:
Disposition of Waterbury	$-	$-	$688,847

The accompanying notes are an integral part of these financial statements.

G/O Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of G/O Business Solutions, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in G/O's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2007, as reported in Form 10-KSB, have been omitted. Operating results for the three months ended  March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, G/O incurred net losses of  $205,680 and net income of $66,690 for the quarter ended March 31, 2008 and had a working capital deficit of $80,241 as of March 31, 2008. In addition, G/O ceased generating revenues and all operations in August 2007.  These conditions raise substantial doubt as to G/O’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if G/O is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM STOCKHOLDERS

Stockholders of G/O have advanced funds to G/O to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0 % per annum and were to originally mature prior to December 31, 2006. The note agreements were extended to mature on December 31, 2008. Total advances amounted to $51,287 and related accrued interest amounted to $12,931 at March 31, 2008.

NOTE 4 - COMMON STOCK

In February 2008, G/O issued 225,000 shares of common stock to its President and 125,000 shares of common stock to a consultant for services provided. The shares were valued at $178,500 in total based upon the closing price of G/O shares on the date of grant.

NOTE 5 - RELATED PARTY TRANSACTIONS

G/O and SH Celera agreed in principle to terminate fees payable by the Company to SH Celera pursuant to the Facilities Administration and Operating Services Agreement between the two companies, effective April 30, 2007. SH Celera has committed to provide services to G/O at the discretion of the SH Celera board of directors. As of  March 31, 2008, the amount of accrued and unpaid fees due to SH Celera related to the Facilities Administration and Operating Services Agreement was $4,746.

G/O uses office space provided by its President at no charge.

Beginning in January 2008, G/O receives bookkeeping services from a company that is partially owned by its President. As of the date of this report, G/O had paid the related party a total of $3,506 for bookkeeping services received during 2008.

NOTE 6 - SUBSEQUENT EVENTS

On April 1, 2008, the Company borrowed $15,000 from John Thomas Bridge and Opportunity Fund, LLP, its majority shareholder.  The note bears interest at 8% and matures on December 31, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the quarters ended March 31, 2008 and 2007, our Company had losses of $205,680 and $49,174, respectively.  Our Company ceased generating revenues and all operations in August 2007.  Consequently, the operations of G/O business prior to August 2007 have been presented as discontinued operations.

Plan of Operation

Management's plans to maintain the long-term financial viability of our Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide us with the wherewithal to continue in existence. In the interim, management is committed to meeting our operating expenses.

Liquidity

As of March 31, 2008, we had $877 in cash.   In August 2007, our Company ceased providing business development services and has generated no revenues since that time.  We do not anticipate generating any revenues in the foreseeable future.

On April 1, 2008, the Company borrowed $15,000 from John Thomas Bridge and Opportunity Fund, LLP, its majority shareholder.  The note bears interest at 8% and matures on December 31, 2008.  We expect to use these funds to pay expenses during the second calendar quarter of 2008.

During the next twelve months, our Company's only foreseeable cash requirements will relate to maintaining our good standing in the State of Colorado. With the exception of the $15,000 borrowed from John Thomas Bridge and Opportunity Fund, LLP, our Company does not have any cash reserves to pay for our administrative expenses for the next 12 months. In the event that additional funding is required in order to keep our Company in good standing, we may attempt to raise such funding through additional loans or a private placement of our common stock to "accredited investors" or "sophisticated investors."

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

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer, our principal financial officer, concluded that our disclosure controls and procedures were effective at ensuring that information required to be disclosed or filed by us is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  In our evaluation of disclosure controls and procedures as of December 31, 2007, we concluded there was a material weakness in our internal control over financial reporting which we viewed as an integral part of our disclosure controls and procedures.  The material weakness as noted below in (b) has been remediated.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Control Over Financial Reporting.

In the first quarter of 2008, a third party accounting firm assisted our President/Treasurer with bookkeeping and financial reporting.  As a result, we have remediated the segregation of duties material weakness identified as of December 31, 2007.

Our management, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes other than the change noted above in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None; not applicable.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3.	Defaults Upon Senior Securities

None; not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5.	Other Information

None; not applicable.

Item 6.      Exhibits

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Brian E. Rodriguez, Director, President and Treasurer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Brian E. Rodriguez, Director, President and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G/O BUSINESS SOLUTIONS, INC.

Dated: May 14, 2008	By:	/s/ BRIAN E. RODRIGUEZ
Brian E. Rodriguez
President, Treasurer and Director