Form 10-Q
period 2008-09-30
G/O BUSINESS SOLUTIONS, INC.
filed 2008-11-12
CIK 928447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 11, 2008 - 21,975,937 shares of common stock.

G/O BUSINESS SOLUTIONS, INC.

INDEX

			Page No.

Part I		Financial Information	1

	Item 1.	Financial Statements of G/O Business Solutions	1

		Balance Sheets dated September 30, 2008 and December 31, 2007 (Unaudited)	2

		Statements of Expenses for the Three and Nine Months Ended September 30, 2008 and 2007 and from inception of development stage on August 15, 2006 to September 30, 2008 (Unaudited)	3

		Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 and from inception of development stage on August 15, 2006 to September 30, 2008 (Unaudited)	4

		Notes to the Financial Statements (Unaudited)	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of operations	5

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

	Item 4T.	Controls and Procedures	7

Part II		Other Information	7

	Item 1.	Legal Proceedings	7

	Item 1A.	Risk Factors	7

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

	Item 3.	Defaults Upon Senior Securities	7

	Item 4.	Submission of Matters to a Vote of Security Holders	7

	Item 5.	Other Information	7

	Item 6.	Exhibits	8

		Signatures	9

PART I

Item 1.      Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

G/O Business Solutions, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$1,918	$5,731

TOTAL ASSETS	$1,918	$5,731

LIABILITIES
Accounts payable	$1,025	$750
Accounts payable - related party	4,746	4,746
Accrued interest - related party	16,110	12,009
Advances from stockholders	76,287	41,287
TOTAL CURRENT LIABILITIES	98,168	58,792

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,975,937 and 21,625,937 shares issued and outstanding, respectively	219,759	216,259
Additional paid-in capital	3,514,166	3,339,166
Accumulated deficit prior to the development stage	(3,518,748)	(3,518,748)
Deficit accumulated during the development stage	(311,427)	(89,738)
Total stockholders’ deficit	(96,250)	(53,061)

Total liabilities and stockholders’ deficit	$1,918	$5,731

The accompanying notes are an integral part of these financial statements.

G/O Business Solutions, Inc.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	From inception of the development stage on August 15, 2006, through September 30, 2008

General and Administrative Expenses	$(7,218)	$-	$(217,588)	$-	$(217,588)

Loss From Continuing Operations	(7,218)	-	(217,588)	-	(217,588)
Interest Expense	(1,578)	-	(4,101)	-	(4,101)
Loss Before Discontinued Operations	(8,796)	-	(221,689)	-	(221,689)
Income (Loss) From Discontinued Operations	-	(5,489)	-	72,082	(92,824)
Income (Loss) Before Minority Interest	(8,796)	(5,489)	(221,689)	72,082	(314,513)
Minority Interest	-	-	-	-	3,086
Net Income (Loss)	$(8,796)	$(5,489)	$(221,689)	$72,082	$(311,427)

Basic and Diluted:
Loss From Continuing Operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Loss From Discontinued Operations	(0.00)	(0.01)	(0.00)	(0.00)

Net Loss Per Share	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Shares	21,972,091	21,625,937	21,927,397	21,625,937

The accompanying notes are an integral part of these financial statements.

G/O Business Solutions, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	From inception of the development stage on August 15, 2006, through September 30, 2008
Cash flows from operating activities:
Net income (loss)	$(221,689)	$72,082	$(311,427)
Net income (loss) from discontinued operations and minority interest	-	(72,082)	89,738
Net loss from continuing operations	(221,689)	-	(221,689)

Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	178,500	-	178,500
Changes in operating liabilities:
Accounts payable and accrued expenses	4,376	-	4,376

Net cash used in continuing operations	(38,813)	-	(38,813)
Net cash provided by (used in) discontinued operations	-	172	(116,529)
Net cash provided by (used in) operating activities	(38,813)	172	(155,342)

Cash flows from investing activities:
Net cash provided by investing activities from continuing operations	-	-	-
Net cash provided by investing activities from discontinued operations	-	7,260	7,260
Net cash provided by investing activities	-	7,260	7,260

Cash flows from financing activities:
Advances from stockholders	35,000	-	35,000
Net cash provided by financing activities from continuing operations	35,000	-	35,000
Net cash provided by financing activities from discontinued operations	-	-	115,000
Net cash provided by financing activities	35,000	-	150,000

Net Increase (Decrease) In Cash	(3,813)	7,432	1,918
Cash at Beginning of Period	5,731	14,507	-
Cash at End of Period	$1,918	$21,939	$1,918
Cash paid for:
Interest	$-	$-	$2,149
Income Taxes	-	-	-
Non-cash investing and financing activities:
Disposition of Waterbury	$-	$-	$688,847

The accompanying notes are an integral part of these financial statements.

G/O Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of G/O Business Solutions, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in G/O's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2007, as reported in Form 10-KSB, have been omitted. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, G/O incurred net losses of $221,689 for the nine months ended September 30, 2008 and had a working capital deficit of $96,251 as of September 30, 2008. In addition, G/O ceased generating revenues and all operations in August 2007.  These conditions raise substantial doubt as to G/O’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if G/O is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM STOCKHOLDERS

Stockholders of G/O have advanced funds to G/O to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0 % per annum.  The note agreements mature on December 31, 2008. Total advances amounted to $76,287 and related accrued interest amounted to $16,110 at September 30, 2008.

NOTE 4 - COMMON STOCK

In February 2008, G/O issued 225,000 shares of common stock to its President and 125,000 shares of common stock to a consultant for services provided.  The shares were valued at $178,500 in total based upon the closing price of G/O shares on the date of grant.

NOTE 5 - RELATED PARTY TRANSACTIONS

G/O uses office space provided by its President at no charge, as the related expense is immaterial.

Beginning in January 2008, G/O receives bookkeeping services from a company that is partially owned by its President. As of the date of this report, G/O had paid the related party a total of $6,222 for bookkeeping services received during 2008.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

During the quarters ended September 30, 2008 and 2007, our Company had net losses of $8,796 and $5,489 respectively.     Our Company ceased generating revenues and all operations in August 2007.  Consequently, the operations of G/O business prior to August 2007 have been presented as discontinued operations.

Plan of Operation

Management's plans to maintain the long-term financial viability of our Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide us with the wherewithal to continue in existence. In the interim, management is committed to meeting our operating expenses.

Liquidity

As of September 30, 2008, we had $1,918 in cash.   In August 2007, our Company ceased providing business development services and has generated no revenues since that time.  We do not anticipate generating any revenues in the foreseeable future.

During the nine months ended September 30, 2008, the Company borrowed $35,000 from John Thomas Bridgeand Opportunity Fund, LLP, its majority shareholder. The notes bears interest at 8% and mature on December 31, 2008.   The Company used these funds to pay expenses.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures were effective at ensuring that information required to be disclosed or filed by us is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.In our evaluation of disclosure controls and procedures as of December 31, 2007, we concluded there was a material weakness in our internal control over financial reporting which we viewed as an integral part of our disclosure controls and procedures.  The material weakness as noted below in (b) has been remediated.    Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to bedisclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Control Over Financial Reporting.

In the first quarter of 2008, a third party accounting firm assisted our President and Treasurer with bookkeeping and financial reporting.  As a result, we have remediated the segregation of duties material weakness identified as of December 31, 2007.

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

Not required

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

G/O BUSINESS SOLUTIONS, INC.

Dated: November 12, 2008	By:	/s/ BRIAN E. RODRIGUEZ
Brian E. Rodriguez
President, Treasurer and Director