Form 10-K
period 2008-12-31
G/O BUSINESS SOLUTIONS, INC.
filed 2009-04-10
CIK 928447

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

$0.01 par value common stock

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      .    No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  X .  No      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X .No      .

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $29,733.  There are approximately 2,973,338 shares of common voting stock of the Issuer held by non-affiliates. There is no “established trading market” for our common stock; therefore, we have arbitrarily valued the shares at par value ($0.01).

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  21,975,937.

PART I

Item 1. Business

G/O Business Solutions, Inc.  (the “Company”) is currently an inactive company seeking merger and business operations opportunities.  The Company was originally incorporated as a Colorado corporation on June 7, 1973. In August 2007, the board of directors determined it was in the best interest of the Company to cease business operations.  Prior to August 2007, we were in the business of providing business development services to companies.

The Company will have broad discretion in identifying and selecting both the industries and the possible acquisition candidates within those industries that it will acquire,  The Company is currently looking at the green energy market, but has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. There can be no assurance that the Company will be able to identify or successfully complete any acquisitions.

The Company has no preference as a general matter as to whether to use cash, debt or equity in making acquisitions and it may use a combination thereof. The form of the consideration that the Company uses for a particular acquisition will depend upon the form of consideration that the sellers of the business require and the most advantageous way for the Company to account for, or finance the acquisition. There is no assurance that any such financing will be available or available on terms favorable or acceptable to the Company. Additionally, our ability to obtain such financing may be made more difficult due to the current global financial crisis and its effect on the capital markets.

If the Company raises additional funds through the issuance of equity or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the Company’s common stockholders, who would then experience dilution. Additionally, numerous companies throughout the United States will compete vigorously with Zap.Com for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than the Company does, will vie for such acquisition candidates

The Company is categorized as a “shell company” as that term is used in the SEC’s rules. These rules prohibit the use of Form S-8 by a shell company, and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being a shell company may adversely impact the Company’s ability to offer its stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and it will likely increase the costs of registration compliance following the completion of a business combination.

The Company does not currently have any employees.

On March 24, 2009, the Company filed a revised preliminary proxy statement to obtain shareholder approval to (i) re-incorporate into a Nevada corporation named Go Green Energy, Inc., (ii) adopt a stockholders’ equity plan; (iii) increase the authorized shares of common stock to 300,000,000 and increase the authorized shares of preferred stock to 10,000,000; and (iv) effect a 1 for 20 reverse stock split.  These resolutions have not become effective as of the date of this filing.

Item 1A.  Risk Factors

An investment in the Company is highly speculative in nature and involves a high degree of risk.

Risks Related to our Business

We may be adversely affected by recent events in the capital and credit markets.

Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit and volatility in the capital and credit markets, have adversely affected business and economic environments. Any proposed acquisition is exposed to risks associated with the creditworthiness of suppliers, customers and business partners. In particular, we may be exposed to risks associated with the ongoing decline of the markets. These conditions have resulting in financial instability or other adverse effects at many prospective business partners. Any of these events may adversely affect our cash flow, profitability and financial condition.

Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets has affected and could continue to adversely affect our ability to access credit from any proposed business combination.

Our officers may have conflicts of interest.

Although we have not identified any potential acquisition target or new business opportunities, the possibility exists that we may acquire or merge with a business or company in which our executive officers, directors, beneficial owners or their affiliates may have an ownership interest. A transaction of this nature would present a conflict of interest for those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated.

We have a limited operating history.

We have a limited operating history and currently have no revenues or earnings from operations, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

For our most current fiscal year, we have incurred a net loss of $230,867. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for the private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

Our business is difficult to evaluate because we have no current operation.

The Company has no current operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business may have no revenue unless and until we merge with or acquire an operating business.

We have had no current revenue from operations. We may not realize any future revenue unless and until we successfully merge with or acquire an operating business.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since it is likely that we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Risks Related to our Stockholders and Shares of Common Stock

Our stockholders may have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors and control our Company.

There is no assurance of continued public trading market and being a low priced security may affect the market value of stock.

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called “penny stock” rules of the SEC that impose additional sales practice requirements on broker/dealers who sell such securities. Some of such requirements are discussed below.

A broker/dealer selling “penny stocks” must, at least two business (2) days prior to effecting a customer’s first transaction in a “penny stock,” provide the customer with a document containing information mandated by the SEC regarding the risks of investing in our stock, and the broker/dealer must receive a signed and dated written acknowledgement of the customer’s receipt of that document prior to effecting a customer’s first transaction in a “penny stock.”

Subject to limited exceptions, a broker/dealer must obtain information from a customer concerning the customer’s financial situation, investment experience and investment objectives and, based on the information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in “penny stocks” are suitable for the customer, that the customer has sufficient knowledge and experience in financial matters, and that the customer reasonably may be expected to be capable of evaluating the risks of transactions in “penny stocks.” A broker/dealer must, at least two business (2) days prior to effecting a customer’s first purchase of a “penny stock” send a statement of this determination, together with other disclosures required by the SEC, to the customer, and the broker/dealer must receive a signed and dated copy of the statement prior to effecting the customer’s first purchase of a “penny stock.”

Subject to limited exceptions, a broker/dealer must also, at least two business (2) days prior to effecting a customer’s purchase of a “penny stock,” deliver to the customer an agreement to the transaction that sets forth the identity and quantity of the “penny stock” to be purchased, and the broker/dealer must receive the customer’s agreement to the transaction prior to effecting the transaction.

A broker/dealer must also, orally or in writing, disclose prior to effecting a customer’s transaction in a “penny stock” (and thereafter confirm in writing):

•

the bid and offer price quotes in and for the “penny stock,” and the number of shares to which the quoted prices apply,

•

the brokerage firm’s compensation for the trade, and

•

the compensation received by the brokerage firm’s sales person for the trade.

•

In addition, subject to limited exceptions, a brokerage firm must send to its customers trading in “penny stocks” a monthly account statement that gives an estimate of the value of each “penny stock” in the customer’s account.

Accordingly, the Commission’s rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale of such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the OTC Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. SEC staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have few or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have at times indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allowing the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company expects to issue more shares in a merger or acquisition, which will result in substantial dilution.

Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

We may issue Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock (after giving effect to the March 2009 proxy once it becomes effective) with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible for our security holders to sell shares of our common stock in those states.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities regulations and laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock.

Our common shares are subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether, subsequent to registration with the SEC:

1)

any market for our shares will develop;

2)

the prices at which our common stock will trade; or

3)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our Company’s security holders during the fourth quarter of the period covered by this Annual Report or during the previous fiscal years.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There has been no "established trading market" for shares of the Company's common stock during the past five years. On or about September 1, 1995, we obtained a listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("the NASD") under the trading symbol "GOII." However, except as shown below, no bid or asked quotations have been reflected since that time. There can be no assurance that a public market for our Company's securities will develop.

The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2007, and December 31, 2008, is shown below. Prices are inter-dealer quotations as reported by the NASD (or the NQB, LLC) and do not necessarily reflect transactions, retail markups, mark downs or commissions.

STOCK QUOTATIONS

BID

Quarter ended:	High	Low

December 31, 2008	0.20	0.20

September 30, 2008	0.20	0.20

June 30, 2008	0.20	0.20

March 31, 2008	0.65	0.20

December 31, 2007	1.10	0.20

September 30, 2007	-	-

June 30, 2007	-	-

March 31, 2007	-	-

Holders

The number of record holders of our Company's common stock as of the date of this Report is approximately 794, not including an indeterminate number who may hold shares in “street name”.

Dividends

The Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our Company’s ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Restricted Securities

The following table reflects the sales of our unregistered securities during the past two years:

In February 2008, we issued 225,000 shares of common stock to our President and 125,000 shares of common stock to a consultant   for services provided. The shares were valued at an aggregate of $178,500.

On March 6, 2009, which is subsequent to the period covered by this Report, the Company issued to our President 225,000 shares of common stock for services rendered valued at $22,500.

We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.  No sales commissions were paid in connection with such issuances.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis and Plan of Operation

Results of Operations

During the year ended December 31, 2008, our Company had total expense of $230,867 while recognizing no revenue for a loss of $230,867. During the year ended December 31, 2007, our Company had total expenses of $373,245 while recognizing $439,935 in revenues for a net income of $66,690.

G/O ceased generating revenues and all operations in August 2007.  Consequently, the operations of G/O business have been presented as discontinued operations.   There was no discontinued operations activity in 2008.  G/O recorded income from discontinued operations of $66,690 for the year ended December 31, 2007.  During 2007, our expenses were primarily composed of the following: (1) amounts accrued associated with our Facilities, Administrative, Operations, and Services Agreement ("FA&OS Agreement") with SH Celera Capital Corporation pursuant to which SH Celera provided the facilities, the administration and the ongoing provision of the Consulting Services to our clients, (2) costs of sales related to compensating independent contractors to provide consulting services to our clients, (3) legal and accounting professional services, and (4) interest expense associated with advances from shareholders.   During 2008, our expenses primarily composed of (1) legal and accounting professional services, and (2) interest expense associated with advances from shareholders.

Plan of Operation

In August 2007, the Company ceased providing business development services and has had no operations since that time. We are seeking a merger candidate or the acquisition of an operating business.  Future decisions to merge with or acquire any other entity will be based on the opinion of management regarding primarily the quality of the businesses that are to be merged or acquired, their potential for future growth, the quality of the management of the to-be merged entities, and the benefits that could accrue to the stockholders of the Company if the merger or acquisition occurred. There can be no guarantee that a merger or acquisition will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Company.

Management's plans to maintain the long-term financial viability of our Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide us with the wherewithal to continue in existence. In the interim, management is committed to meeting our operating expenses.

Liquidity

As of December 31, 2008, we had $5,301 in cash.   In August 2007, our Company ceased providing business development services and has generated no revenues since that time.  We do not anticipate generating any revenues in the foreseeable future.

During the next twelve months, our Company's only foreseeable cash requirements will relate to maintaining our corporate status, filing reports with the SEC, and other corporate maintenance activities. Our Company does not have sufficient cash reserves to pay for our administrative expenses for the next 12 months. In the event that additional funding is required, we may attempt to raise such funding through a best-efforts, basis, as we have no extended source of liquidity.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

G/O Business Solutions, Inc.

(A Development Stage Company)

Tomball, Texas

We have audited the accompanying consolidated balance sheets of G/O Business Solutions, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007 and for the period from August 15, 2006 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of G/O Business Solutions, Inc. at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and the period from inception through December 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

/s/ Malone & Bailey, PC

Malone & Bailey, PC

Houston, Texas

www.malone-bailey.com

April 8, 2009

G/O Business Solutions, Inc.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$5,301	$5,731

TOTAL ASSETS	$5,301	$5,731

LIABILITIES
Accounts payable	$1,776	$750
Accounts payable – Due to SH Celera	4,746	4,746
Accrued interest	17,920	12,009
Advances from stockholders	86,287	41,287

TOTAL CURRENT LIABILITIES	110,729	58,792

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 21,975,937 and 21,625,937, respectively, shares issued and outstanding	219,759	216,259
Additional paid-in capital	3,514,166	3,339,166
Accumulated deficit prior to the development stage	(3,518,748)	(3,518,748)
Deficit accumulated during the development stage	(320,605)	(89,738)
Total stockholders’ deficit	(105,428)	(53,061)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$5,301	$5,731

See summary of significant accounting policies and notes to consolidated financial statements.

G/O Business Solutions, Inc.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	From inception of the development stage on August 15, 2006, through December 31, 2008

General and Administrative Expenses	$(224,956)	$-	$(224,956)

Loss From Continuing Operations	(224,956)	-	(224,956)
Interest Expense	(5,911)	-	(5,911)
Loss Before Discontinued Operations	(230,867)	-	(230,867)
Income (Loss) From Discontinued Operations	-	66,690	(92,824)
Income (Loss) Before Minority Interest	(230,867)	66,690	(323,691)
Minority Interest	-	-	3,086
Net Income (Loss)	$(230,867)	$66,690	$(320,605)

Basic and Diluted:
Loss From Continuing Operations	$(0.01)	$(0.00)

Loss From Discontinued Operations	(0.00)	(0.00)

Net Loss Per Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Shares	21,939,598	21,625,937

See summary of significant accounting policies and notes to financial statements.

G/O Business Solutions, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period from Inception (August 15, 2006) of Development Stage to December 31, 2008

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to the Development Stage	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2005	4,325,193	$43,252	$2,683,126	$(3,496,675)	$-	$(770,297)

Disposition of majority interest in a subsidiary	-	-	688,847	-	-	688,847

Common stock issued in reorganization	17,300,744	173,007	(32,807)	-	-	140,200

Net loss	-	-	-	(22,073)	(156,428)	(178,501)

Balance, December 31, 2006	21,625,937	216,259	3,339,166	(3,518,748)	(156,428)	(119,751)

Net income	-	-	-	-	66,690	66,690

Balance, December 31, 2007	21,625,937	216,259	3,339,166	(3,518,748)	(89,738)	(53,061)

Common Stock issued	350,000	3,500	175,000	-	-	178,500

Net Loss	-	-	-	-	(230,867)	(230,867)

Balance, December 31, 2008	21,975,937	$219,759	$3,514,166	$(3,518,748)	$(320,605)	$(105,428)

See summary of significant accounting policies and notes to financial statements.

G/O Business Solutions, Inc.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	From inception of the development stage on August 15, 2006, through December 31, 2008
Cash flows from operating activities:
Net income (loss)	$(230,867)	$66,690	$(320,605)
Net income (loss) from discontinued operations and minority interest	-	(66,690)	89,738
Net loss from continuing operations	(230,867)	-	(230,867)

Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	178,500	-	178,500
Changes in operating liabilities:
Accounts payable and accrued expenses	6,937	-	6,937

Net cash used in continuing operations	(45,430)	-	(45,430
Net cash provided by (used in) discontinued operations	-	-	(116,529)
Net cash provided by (used in) operating activities	(45,430)	-	(161,959)

Cash flows from investing activities:
Net cash provided by investing activities from continuing operations	-	-	-
Net cash provided by investing activities from discontinued operations	-	7,260	7,260
Net cash provided by investing activities	-	7,260	7,260

Cash flows from financing activities:
Advances from stockholders	45,000	-	45,000
Net cash provided by financing activities from continuing operations	45,000	-	45,000
Net cash provided by financing activities from discontinued operations	-	-	115,000
Net cash provided by financing activities	45,000	-	160,000

Net Increase (Decrease) In Cash	(430)	(8,776)	5,301
Cash at Beginning of Period	5,731	14,507	-
Cash at End of Period	$5,301	$5,731	$5,301
Cash paid for:
Interest	$-	$-	$2,149
Income Taxes	-	-	-
Non-cash investing and financing activities:
Disposition of Waterbury	$-	$-	$688,847

G/O Business Solutions, Inc.

(formerly G/O International, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

G/O Business Solutions, Inc., formerly known as G/O International, Inc., (“G/O”) was initially incorporated under the laws of the State of Colorado on June 7, 1973 as Rocky Mountain Ventures, Inc. During 1978, G/O experienced financial difficulties, at which time new officers and directors were elected, G/O changed its primary business activity from hard rock mining to oil and gas exploration, development and production, and offices were relocated from Denver, Colorado, to its present location in Houston, Texas.

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

Basic and diluted net income (loss) per share. The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2008 and 2007, there were no potential dilutive securities.

Principles of Consolidation. During 2005 G/O owned 50.49% of Waterbury Resources, Inc., a company that engaged in the purchase, training and selling of thoroughbred horses in the United States and Europe. As a result, Waterbury was fully consolidated in the fiscal 2005 financial statements. On March 10, 2006, G/O transferred to Sand Hills General Partners, a Texas general partnership, 357,000 shares of Waterbury and Sand Hills General Partners settled the liabilities in the amount of $688,847 owed by Waterbury to Q-Marq Securities, Ltd., a Cayman Islands company. Because Sand Hills General Partners is the majority shareholder of G/O, under APB No. 26, the settlement of Waterbury’s liabilities is treated as a capital transaction and recorded through the additional paid in capital. After the March 10, 2006 transaction, G/O owned 356,999 shares of Waterbury, representing 12.5% of total Waterbury equity. On August 15, 2006, G/O transferred its remaining interest of 356,999 shares of Waterbury to SH Celera Capital Corporation as a result of the reorganization with SH Celera.  The December 31, 2008 and 2007 financial statements do not include Waterbury. All significant intercompany amounts have been eliminated for consolidation purposes.

Recent Accounting Pronouncements.  G/O does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, G/O incurred net loss of $(230,867) and net income of $66,690 for the years ended December 31, 2008 and 2007, respectively and had a working capital deficit of $105,428 as of December 31, 2008. In addition, G/O ceased generating revenues and all operations in August 2007.  These conditions raise substantial doubt as to G/O’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and in turn increase operations. G/O will continue to implement a plan to increase revenues, public relations, press relations and advertising. G/O will seek out new markets and areas of strategic alliance and opportunity. The financial statements do not include any adjustments that might be necessary if G/O is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

G/O ceased generating revenues and all operations in August 2007.  Consequently, the operations of G/O business have been presented as discontinued operations.   G/O recorded loss from discontinued operations of $ (-0-) for the year ended December 31, 2008 and income from discontinued operations of $66,690 for the year ended December 31, 2007.  As part of the discontinued operations, G/O recognized revenues of $0 and $439,935 for the twelve months ended December 31, 2008 and 2007, respectively.

NOTE 4 – REORGANIZATION WITH SH CELERA

On August 15, 2006, G/O completed a reorganization transaction with SH Celera Capital Corporation, a Maryland corporation (Reorganization Transaction"), that is engaged in, among other activities, providing business consulting services to client companies engaged in various industries and at various stages of development ("SH Celera"). As a result of the reorganization, G/O changed its focus and began new planned principal operations. Management determined that G/O, upon embarking on the new business plan of business consulting, has entered a new development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, G/O has presented these financial statements in accordance with that Statement, including losses incurred from August 15, 2006 (new development stage) to December 31, 2008. All activities prior to August 15, 2006 have been presented as discontinued operations in the statements of operations and the statements of cash flows.

On July 31, 2006, G/O entered into a Facilities, Administration, and Operating Services Agreement ("FA&OS Agreement") with its majority shareholder SH Celera. As part of the FA&OS Agreement, SH Celera agreed to provide office facilities, administrative support, and personnel to G/O to commence operations for a total of $20,416 per month.   The Company and SH Celera terminated the Facilities Administration and Operating Services Agreement on April 30, 2007. As of December 31, 2008, the amount of accrued and unpaid fees due to SH Celera related to the Facilities Administration and Operating Services Agreement was $4,746.

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

NOTE 6 - ADVANCES FROM STOCKHOLDERS

Stockholders of G/O have advanced funds to G/O to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0 % per annum and were to originally mature prior to December 31, 2006. The note agreements are unsecured and were extended to mature on December 31, 2008. Total advances amounted to $86,287 and related accrued interest amounted to $17,920 at December 31, 2009.

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

Beginning in January 2008, G/O receives bookkeeping services from a company that is partially owned by its President.  During 2008, G/O paid the related party a total of $4,452 for bookkeeping services received during 2008.

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

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

2008
Deferred tax assets:
NOL Carryover	$257,900
Valuation allowance	(257,900)
Net deferred tax asset	$-

2007
Deferred tax assets:
NOL Carryover	$177,000
Valuation allowance	(177,000)
Net deferred tax asset	$-

At December 31, 2008, G/O had net operating loss carryforwards of approximately $737,000 that expire through the year 2027. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of net operating losses incurred prior to August 15, 2006 and December 31, 2008 was significantly limited as a result of the change of control that occurred in August 2006 and December 2008. The benefit could be subject to further limitations if significant future ownership changes occur in G/O.

NOTE 10 – SUBSEQUENT EVENTS

In March 2009, G/O issued 225,000 shares of common stock to its President for services provided. The shares were valued at $22,500 based upon the closing price of G/O shares on the date of grant.

On March 24, 2009, the Company filed a revised preliminary proxy statement to obtain shareholder approval to (i) re-incorporate into a Nevada corporation named Go Green Energy, Inc., (ii) adopt a stockholders’ equity plan; (iii) increase the authorized shares of common stock to 300,000,000 and increase the authorized shares of preferred stock to 10,000,000; and (iv) effect a 1 for 20 reverse stock split. As of the date of this report the resolutions were not effective.

In April 2009, a stockholder advanced G/O the sum of $10,000.  The advance bears interest at a rate of 8.0% per annum and matures on December 31, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in the Company’s independent accountants during our two most recent fiscal years or since then.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President/Treasurer has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

In the first quarter of 2008, a third party accounting firm assisted our President/Treasurer with bookkeeping and financial reporting.  As a result, we have remediated the segregation of duties material weakness identified as of December 31, 2007.

Our management, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes other than the change noted above in our internal controls over financial reporting that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that the internal controls over financial reporting are effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None; not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Business Experience

Mr. Rodriguez is 39 years of age. Mr. Rodriguez has served as president of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap companies.  From March 2006 through May 2007, Mr. Rodriguez served as chief financial officer of SH Celera Capital Corporation, an internally managed fund.  He served as an accounting and finance consultant for Jefferson Wells from October 2004 to the present. From March 2002 to October 2005, Mr. Rodriguez served as controller and then Director of Finance for JP Mobile, Inc., a privately held wireless software company based in Dallas. Mr. Rodriguez has been a Certified Public Accountant in the State of Texas since 1995.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for Mr. Rodriguez who filed a Form 4 late on February 29, 2008 for the acquisition of 225,000 on February 4, 2008.

Code of Ethics

Our Company has adopted a Code of Ethics which was attached to our 2003 Annual Report on Form 10-KSB as Exhibit 14.   See Part III, Item 13.

Board Composition

The Company’s board of directors currently consists of one member.  Each of its directors is elected annually at its annual meeting.  There are no family relationships between any of the Company’s officers and directors.

Independence of Directors & Board Committees

Brian Rodriguez is the company’s sole “independent director” as that term is defined under independence standards used by any national securities exchange or an inter-dealer quotation system.  The board of directors has not established any committees and, accordingly, the board of directors serves as the audit, compensation, and nomination committee.

Item 10. Executive Compensation

The following table contains compensation data for our named executive officer as of December 31, 2008.  This individual is considered a “named executive officer” as defined in Item 402(a) of Regulation S-B.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Brian Rodriguez(1)	2008	-0-	-0-	-0-	$114,750(2)	$114,750
	2007	$7,692	-0-	-0-	-0-	$7,692

(1)

Mr. Rodriguez serves as President, Treasurer, Secretary, and Director of the Company.  In addition to the compensation set forth above, in March 2009 Mr. Rodriguez received an additional 225,000 shares of our common stock as consideration for serving as a director and executive officer.

(2)

In February 2008, Brian Rodriguez received 225,000 shares of our common stock as consideration for serving as a director and executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

No options have been issued to our executive officer.

Director Compensation

Our director is not compensated for any services provided as a director; however, Mr. Rodriguez is entitled to be reimbursed for expenses incurred for attendance at meetings of the board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock, (ii) by each of our officers and directors, and (iii) by all of our officers and directors as a group.  The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.  As of March 31, 2009, there were 21,975,937 shares of common stock outstanding.

Name and Address of Owner	Number of Shares Owned	Percentage of Class
John Thomas Bridge & Opportunity Fund, L.P. (1)	18,404,382	83.75%
George R. Jarkesy, Jr. (1)	10,000	0.05%

Named Executive Officers and Directors:
Brian Rodriguez(2)	588,217	2.68%
All Officers and Directors as a Group (1 person)	588,217	2.68%

(1)

The address for John Thomas Bridge & Opportunity Fund, L.P. (“Fund”) is 3 Riverway, Suite 1800, Houston, Texas 77056. The Fund is a limited partnership, and the John Thomas Capital Management Group, LLC is the general partner of the Fund (“GP”). George Jarkesy is the managing member of the GP.  Mr. Jarkesy and the GP may be deemed to have beneficial ownership of the securities reported herein.

(2)

Address is 2202 Bluebonnet Drive, Richardson, Texas 75082

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

As of December 31, 2008, we had two outstanding loans from George Jarkesy totaling $5,000, plus $1,745 in accrued interest. In addition, $11,902 in expenses had been paid by Mr. Jarkesy on behalf of the Company, representing an advance from shareholder.  Mr. Jarkesy is the fund manager of the John Thomas Bridge & Opportunity Fund, the majority shareholder of the Company.

During the year 2008, we borrowed a sum of $45,000 from John Thomas Bridge and Opportunity Fund, LLP, our majority shareholder.  The note bears interest at 8% and matures on December 31, 2009.

In April 2009, we borrowed a sum of $10,000 from John Thomas Bridge and Opportunity Fund, LLP, our majority shareholder.  The note bears interest at 8% and matures on December 31, 2009.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2008 and 2007:

Fee Category	2008		2007

Audit Fees		$29,210	$27,000

Audit-related Fees	$		$0

Tax Fees		$14,472	$1,082

All Other Fees	$		$0

Total Fees		$43,682	$28,082

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

Item 15. Exhibits and Financial Statement Schedules

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation*
14	Code of Ethics**
31	302 Certification of Brian E. Rodriguez
32	906 Certification

* See the Definitive Information Statement Filed August 21, 2003.

** See the Annual Report on Form 10-KSB for the calendar year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G/O BUSINESS SOLUTIONS, INC.

Date:	April 9, 2009	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

G/O BUSINESS SOLUTIONS, INC.

Date:	April 9, 2009	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director