Form 10-Q
period 2009-06-30
G/O BUSINESS SOLUTIONS, INC.
filed 2009-08-13
CIK 928447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No .     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company, See definitions of “large accelerated filer” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer .	.	Accelerated filer .	.
Non-accelerated filer .	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No .     .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 11, 2009 - 22,200,937 shares of common stock.

G/O BUSINESS SOLUTIONS, INC.

INDEX

			Page No.
Part I		Financial Information	3

	Item 1.	Financial Statements of G/O Business Solutions	3

		Balance Sheets dated June 30, 2009 and December 31, 2008 (Unaudited)	4

		Statements of Expenses for the Three and Six Months Ended June 30, 2009 and 2008 and from inception of development stage on August 15, 2006 to June 30, 2009 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and from inception of development stage on August 15, 2006 to June 30, 2009(Unaudited)	6

		Notes to the Financial Statements (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operation	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

	Item 4T.	Controls and Procedures	9

Part II		Other Information	9

	Item 1.	Legal Proceedings	9

	Item 1A	Risk Factors	9

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

	Item 3.	Defaults Upon Senior Securities	9

	Item 4.	Submission of Matters to a Vote of Security Holders	9

	Item 5.	Other Information.	9

	Item 6.	Exhibits	9

		Signatures	10

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

G/O Business Solutions, Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$139	$5,301

TOTAL ASSETS	$139	$5,301

LIABILITIES
Accounts payable	$750	$1,776
Accounts payable - Due to SH Celera	4,746	4,746
Accrued interest – related party	21,882	17,920
Advances from stockholders	101,287	86,287
TOTAL CURRENT LIABILITIES	128,665	110,729

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,200,937 and 21,975,937 shares issued and outstanding, respectively	222,009	219,759
Additional paid-in capital	3,534,416	3,514,166
Accumulated deficit prior to the development stage	(3,518,748)	(3,518,748)
Deficit accumulated during the development stage	(366,203)	(320,605)
Total stockholders’ deficit	(128,526)	(105,428)

Total liabilities and stockholders’ deficit	$139	$5,301

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.

(A Development Stage Company)

STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	From inception of the development stage on August 15, 2006, through June 30, 2009

General and Administrative Expenses	$7,554	$5,612	$41,636	$210,370	$266,592

Loss From Continuing Operations	(7,554)	(5,612)	(41,636	(210,370)	(266,592)
Interest Expense	(2,116	(1,601)	(3,962	(2,523)	(9,873)
Loss Before Discontinued Operations	(9,670)	(7,213)	(45,598	(212,893)	(276,465)
Loss From Discontinued Operations	-	-	-	-	(92,824)
Loss Before Minority Interest	(9,670	(7,213)	(45,598)	(212,893)	(369,289)
Minority Interest	-	-		-	3,086
Net Loss	$(9,670)	$(7,213)	$(45,598)	$(212,893)	$(366,203)

Basic and Diluted:
Loss From Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Loss From Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)

Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Shares	22,200,937	21,975,937	22,120,136	21,902,860

The accompanying notes are an integral part of these financial statements

G/O Business Solutions, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	From inception of the development stage on August 15, 2006, through June 30, 2009
Cash flows from operating activities:
Net income (loss)	$(45,598)	$(212,893)	$(366,203)
Net income (loss) from discontinued operations and minority interest	-	-	89,738
Net loss from continuing operations	(45,598)	(212,893)	(276,465)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	22,500	178,500	201,000
Changes in operating liabilities:
Accounts payable and accrued expenses	2,936	1,773	9,873

Net Cash provided by continuing operations	(20,162)	(32,620)	(65,592)
Net cash provided by (used in) discontinued operations	-	-	(116,529)
Net cash provided by (used in) operating activities	(20,162)	(32,620)	(182,121)
Cash flows from investing activities:
Net cash provided by investing activities from continuing operations	-	-	-
Net cash provided by investing activities from discontinued operations	-	-	7,260
Net cash provided by investing activities	-	-	7,260
Cash flows from financing activities :
Advances from stockholders	15,000	35,000	60,000
Net cash provided by financing activities from continuing operations	-	-	-
Net cash provided by financing activities from discontinued operations	-	-	115,000
Net cash provided by financing activities	15,000	35,000	175,000
Net Increase/ (Decrease) In Cash	(5,162)	2,380	139
Cash at Beginning of Period	5,301	5,731	-
Cash at End of Period	$139	$8,111	$139
Cash paid for:
Interest	$-	$-	$2,149
Income Taxes	-	-	-
Non-cash investing and financing activities:
Disposition of Waterbury	$-	$-	$688,847

The accompanying notes are an integral part of these financial statements.

G/O Business Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of G/O Business Solutions, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in G/O's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2008, as reported in Form 10-K, have been omitted. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, G/O incurred a net loss of $9,670 for the three months ended June 30, 2009 and had a working capital deficit of $128,526 as of June 30, 2009. In addition, G/O ceased generating revenues and all operations in August 2007. These conditions raise substantial doubt as to G/O’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if G/O is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM STOCKHOLDERS

Stockholders of G/O have advanced funds to G/O to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8.0 % per annum. The note agreements mature on December 31, 2009. Total advances amounted to $101,287 and related accrued interest amounted to $21,882 as of June 30, 2009.

NOTE 4 - COMMON STOCK

On March 6, 2009, G/O issued 225,000 shares of common stock to its President for services provided. The shares were valued at $22,500 in total based upon the closing price of G/O shares on the date of grant.

NOTE 5 - RELATED PARTY TRANSACTIONS

G/O uses office space provided by its President at no charge, as the related expense is immaterial. Beginning in January 2008, G/O receives bookkeeping services from a company that is partially owned by its President. As of the date of this report, G/O had paid the related party a total of $3,769 for bookkeeping services received for the six months ended June 30, 2009.

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

Results of Operations

During the quarters ended June 30, 2009 and 2008, our Company had net losses of $9,670 and $7,213 respectively. Our Company ceased generating revenues and all operations in August 2007. Consequently, the operations of G/O business prior to August 2007 have been presented as discontinued operations.

Plan of Operation

Management's plans to maintain the long-term financial viability of our Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide us with the wherewithal to continue in existence. In the interim, management is committed to meeting our operating expenses.

Liquidity

As of June 30, 2009, we had $139 in cash. In August 2007, our Company ceased providing business development services and has generated no revenues since that time. We do not anticipate generating any revenues in the foreseeable future.

In April & May 2009, the Company borrowed $10,000 & $5,000 respectively from John Thomas Bridge and Opportunity Fund, LLP, its majority shareholder. The notes bear interest at 8% and matures on December 31, 2009. The Company used these funds to pay expenses.

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

G/O BUSINESS SOLUTIONS, INC.

Date:	August 11, 2009	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director