Form 10-K
period 2009-12-31
G/O BUSINESS SOLUTIONS, INC.
filed 2010-03-31
CIK 928447

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

 X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

$0.01 par value common stock

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  X . No      ..

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes  X .No      .

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

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

None, Not applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,425,937.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15 of this Report.

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

On March 16, 2010, the Company filed a revised preliminary proxy statement to obtain shareholder approval to (i) change the Company’s state of incorporation from the State of Colorado to the State of Nevada which will result in a change of the Company’s name from G/O Business Solutions, Inc. to Radiant Oil & Gas, Inc, (ii) increase the authorized shares of Company common stock from 50,000,000 to 100,000,000; and (iii) effect a reverse stock split of the Company’s common stock at a ratio of not less than 1-for-3 and not greater than 1-for-10, with the exact ratio to be set within such range in the discretion of the Board of Directors, without further approval or authorization of shareholders. These resolutions have not become effective as of the date of this filing.

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

Effects of Existing or Probable Governmental Regulations on the Business

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

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

Penny Stock

Our common stock is a currently a “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are defined as stocks:

* with a price of less than five dollars per share;

* that are not traded on a “recognized” national exchange;

* whose prices are not quoted on the NASDAQ automated quotation system; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor’s account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

* get information about the investor’s financial situation, investment experience and investment goals;

* reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

* provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

* receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

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

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Shell Company Regulations

Having ceased operations in August 2007, we believe our company qualifies as a “Shell Company” as defined in Rule 12b-2 of the Exchange Act. We will be subject to recent amendments to Form 8-K by the Securities and Exchange Commission (as set forth in Release No. 33-8587) regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the Securities and Exchange Commission, along with required audited, interim and pro-forma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

It is the position of the Securities and Exchange Commission that shares of our common stock that are owned by our promoters, directors, executive officers and 10% stockholder or their transferees must be resold pursuant to an effective registration statement that is filed with the Securities and Exchange Commission; and that the resale exemptions provided by Rule 144 for the resale of “restricted securities” are not available for the resale of these persons’ securities.

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

For our most current fiscal year, we have incurred a net loss of $83,692. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

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

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There has been no “established trading market” for shares of the Company’s common stock during the past five years. On or about September 1, 1995, we obtained a listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“the NASD”) under the trading symbol “GOII.” However, except as shown below, no bid or asked quotations have been reflected since that time. There can be no assurance that a public market for our Company’s securities will develop.

The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2008, and December 31, 2009, is shown below. Prices are inter-dealer quotations as reported by the NASD (or the NQB, LLC) and do not necessarily reflect transactions, retail markups, mark downs or commissions.

STOCK QUOTATIONS

BID

Quarter ended:	High	Low
December 31, 2009	0.12	0.12
September 30, 2009	0.51	0.12
June 30, 2009	0.51	0.51
March 31, 2009	0.10	0.10
December 31, 2008	0.20	0.20
September 30, 2008	0.20	0.20
June 30, 2008	0.20	0.20
March 31, 2008	0.65	0.20

Holders

The number of record holders of our Company’s common stock as of the date of this Report is approximately 794, not including an indeterminate number who may hold shares in “street name”.

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

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Restricted Securities

The following table reflects the sales of our unregistered securities during the past three years:

Common Stock

Name	Date Acquired	Number of Shares	Aggregate Consideration
Brian Rodriguez	2/07/08	225,000	Services
One Consultant	2/07/08	125,000	Services
Brian Rodriguez	3/06/09	225,000	Services
Brian Rodriguez	1/15/10	225,000	Services

In February 2008, we issued 225,000 shares of common stock to our President and 125,000 shares of common stock to a consultant for services provided. The shares were valued at an aggregate of $178,500.

On March 6, 2009, the Company issued to our President 225,000 shares of common stock for services rendered valued at $22,500.

We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions. No sales commissions were paid in connection with such issuances.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, for the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any Equity Compensation Plans.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2009.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis and Plan of Operation

Results of Operations

During the year ended December 31, 2009, our Company had total expense of $83,692 while recognizing no revenue for a loss of $83,692. During the year ended December 31, 2008, our Company had total expenses of $230,867 while recognizing no revenue for a net loss of $230,867.

G/O ceased generating revenues and all operations in August 2007. Consequently, the operations of G/O business have been presented as discontinued operations. There was no discontinued operations activity in 2009. G/O recorded income from discontinued operations of $66,690 for the year ended December 31, 2007. During 2007, our expenses were primarily composed of the following: (1) amounts accrued associated with our Facilities, Administrative, Operations, and Services Agreement (“FA&OS Agreement”) with SH Celera Capital Corporation pursuant to which SH Celera provided the facilities, the administration and the ongoing provision of the Consulting Services to our clients, (2) costs of sales related to compensating independent contractors to provide consulting services to our clients, (3) legal and accounting professional services, and (4) interest expense associated with advances from shareholders. During 2008, our expenses primarily composed of (1) legal and accounting professional services, and (2) interest expense associated with advances from shareholders. During 2009, our expenses primarily composed of (1) legal and accounting professional services (2) Compensation expense to Brian Rodriguez in lieu of services rendered.

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

Management’s plans to maintain the long-term financial viability of our Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide us with the wherewithal to continue in existence. In the interim, management is committed to meeting our operating expenses.

Liquidity

As of December 31, 2009, we had $1,053 in cash. In August 2007, our Company ceased providing business development services and has generated no revenues since that time. We do not anticipate generating any revenues in the foreseeable future.

During the next twelve months, our Company’s only foreseeable cash requirements will relate to maintaining our corporate status, filing reports with the SEC, and other corporate maintenance activities. Our Company does not have sufficient cash reserves to pay for our administrative expenses for the next 12 months. In the event that additional funding is required, we may attempt to raise such funding through a best-efforts, basis, as we have no extended source of liquidity.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

G/O Business Solutions, Inc.

(Formerly G/O International, Inc.)

(A Development Stage Company)

Tomball, Texas

We have audited the accompanying consolidated balance sheets of G/O Business Solutions, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related consolidated statements of expenses, stockholders’ deficit and cash flows for the years then ended and for the period from August 15, 2006 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of G/O Business Solutions, Inc. at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and the period from inception through December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has ceased operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to those matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ MaloneBailey,LLP

Houston, Texas

www.malonebailey.com

Date: 3/29/10

G/O Business Solutions, Inc.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$1,053	$5,301

TOTAL ASSETS	$1,053	$5,301

LIABILITIES
Accounts payable	$34,400	$1,776
Accounts payable – Due to SH Celera	-	4,746
Accrued interest due to stockholders	26,486	17,920
Advances from stockholders	106,787	86,287

TOTAL CURRENT LIABILITIES	167,673	110,729

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized; 22,200,937 and 21,975,937 shares issued and outstanding, respectively	222,009	219,759
Additional paid-in capital	3,534,416	3,514,166
Accumulated deficit prior to the development stage	(3,518,748)	(3,518,748)
Deficit accumulated during the development stage	(404,297)	(320,605)
Total stockholders’ deficit	(166,620)	(105,428)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,053	$5,301

See summary of significant accounting policies and notes to consolidated financial statements.

G/O Business Solutions, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended December 31, 2009	Year Ended December 31, 2008	From inception of the development stage on August 15, 2006, through December 31, 2009

General and Administrative Expenses	$(75,126)	$(224,956)	$(300,082)

Loss From Continuing Operations	(75,126)	(224,956)	(300,082)
Interest Expense	(8,566)	(5,911)	(14,477)
Loss Before Discontinued Operations	(83,692)	(230,867)	(314,559)
Loss From Discontinued Operations	-	-	(92,824)
Loss Before Minority Interest	(83,692)	(230,867)	(407,383)
Minority Interest	-	-	3,086
Net Loss	$(83,692)	$(230,867)	$(404,297)

Basic and Diluted:
Loss From Continuing Operations	$(0.00)	$(0.01)	N/A

Loss From Discontinued Operations	(0.00)	(0.00)	N/A

Net Loss Per Common Share	$(0.00)	$(0.01)	N/A

Basic and Diluted Weighted Average Common Shares	39,873,282	21,939,598	N/A

See summary of significant accounting policies and notes to consolidated financial statements.

G/O Business Solutions, Inc.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period from Inception (August 15, 2006) of Development Stage to December 31, 2009

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to the Development Stage	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2005	4,325,193	$43,252	$2,683,126	$(3,496,675)	$-	$(770,297)
Disposition of majority interest in a subsidiary	-	-	688,847	-	-	688,847
Common stock issued in reorganization	17,300,744	173,007	(32,807)	-	-	140,200
Net loss	-	-	-	(22,073)	(156,428)	(178,501)

Balance, December 31, 2006	21,625,937	216,259	3,339,166	(3,518,748)	(156,428)	(119,751)
Net income	-	-	-	-	66,690	66,690

Balance, December 31, 2007	21,625,937	216,259	3,339,166	(3,518,748)	(89,738)	(53,061)
Stock issued for services	350,000	3,500	175,000	-	-	178,500
Net Loss	-	-	-	-	(230,867)	(230,867)

Balance, December 31, 2008	21,975,937	$219,759	$3,514,166	$(3,518,748)	$(320,605)	$(105,428)

Stock issued for services	225,000	2,250	20,250	-	-	22,500
Net Loss	-	-	-	-	(83,692)	(83,692)
Balance, December 31, 2009	22,200,937	$222,009	$3,534,416	$(3,518,748)	$(404,297)	$(166,620)

See summary of significant accounting policies and notes to consolidated financial statements.

G/O Business Solutions, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	From inception on August 15, 2006, through December 31, 2009
Cash flows from operating activities:
Net loss	$(83,692)	$(230,867)	$(404,297)
Net income (loss) from discontinued operations and minority interest	-	-	89,738
Net loss from continuing operations	(83,692)	(230,867)	(314,559)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	22,500	178,500	201,000
Changes in operating liabilities:
Accounts payable and accrued expenses	41,190	6,937	48,127
Net cash used in continuing operations	(20,002)	(45,430)	(65,432)
Net cash provided by (used in) discontinued operations	-	-	(116,529)
Net cash (used in) operating activities	(20,002)	(45,430)	(181,961)
Cash flows from investing activities:
Net cash provided by investing activities from discontinued operations	-	-	7,260
Cash flows from financing activities:
Advances from stockholders	15,754	45,000	60,754
Net cash provided by financing activities from continuing operations	15,754	45,000	60,754
Net cash provided by financing activities from discontinued operations	-	115,000	115,000
Net cash provided by financing activities	15,754	45,000	175,754
Net Increase (Decrease) In Cash	(4,248)	(430)	1,053
Cash at Beginning of Period	5,301	5,731	-
Cash at End of Period	$1,053	$5,301	$1,053
Cash paid for:
Interest	$-	$-	$2,149
Income Taxes	-	-	-
Non-cash investing and financing activities:
Disposition of Waterbury	$-	$-	$688,847

See summary of significant accounting policies and notes to consolidated financial statements.

G/O Business Solutions, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

G/O Business Solutions, Inc., formerly known as G/O International, Inc., (“G/O”) was initially incorporated in Colorado on June 7, 1973 as Rocky Mountain Ventures, Inc. G/O ceased operations in 1988 and did not conduct any business activity other than the closing of its bankruptcy filing and other organizational activities until it acquired Waterbury Resources, Inc.

On August 15, 2006, G/O completed a reorganization transaction with SH Celera Capital Corporation, a Maryland corporation engaged in providing business consulting services. As a result of the reorganization, G/O began new principal operations. Management determined that G/O has entered a new development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. Consequently, G/O has presented these financial statements in accordance with that Statement, including losses incurred from August 15, 2006 (new development stage) to December 31, 2006. All activities prior to August 15, 2006 have been presented as discontinued operations in the statements of operations and the statements of cash flows.

In August 2007, G/O ceased all operations.

On December 27, 2007, John Thomas Bridge and Opportunity Fund L.P., acquired a total of 18,404,382 common shares and now control approximately 83% of G/O.

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

Effective this year, the Company implemented SFAS No. 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after January 31, 2009 up through March 29, 2010, the date the Company issued these financial statements. During this period, the Company had subsequent events as disclosed in Footnote 10.

Basic and diluted net income (loss) per share. The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2009 and 2008, there were no potential dilutive securities.

Principles of Consolidation All significant intercompany amounts have been eliminated for consolidation purposes.

Recent Accounting Pronouncements. G/O does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, G/O has no operations and has incurred a net loss in 2009 and 2008, respectively and had a working capital deficit as of December 31, 2009. These conditions raise substantial doubt as to G/O’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and in turn increase operations. G/O will continue to implement a plan to increase revenues, public relations, press relations and advertising. G/O will seek out new markets and areas of strategic alliance and opportunity. The financial statements do not include any adjustments that might be necessary if G/O is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

G/O ceased generating revenues and all operations in August 2007. Consequently, the operations of G/O business in 2007 and prior years have been presented as discontinued operations.

NOTE 6 - ADVANCES FROM STOCKHOLDERS

Stockholders of G/O have advanced funds to G/O to cover settlement of obligations and ongoing administrative expenses. Total advances are $106,787 and related accrued interest at 8% is $26,486 at December 31, 2009.

NOTE 7 - COMMON STOCK

In February 2008, G/O issued 225,000 common shares to its President and 125,000 common shares to a consultant for services provided. The shares were valued at $178,500 based upon the closing price of G/O shares on the date of grant.

On March 6, 2009, G/O issued 225,000 common shares to its President for services provided. The shares were valued at $22,500 based upon the closing price of G/O shares on the date of grant.

NOTE 8 - RELATED PARTY TRANSACTIONS

G/O uses office space provided by its President at no charge.

Beginning in January 2008, G/O receives bookkeeping services from a company that is partially owned by its President. During 2009, G/O paid the related party $3,694 for bookkeeping services received during 2009.

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

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

2009
Deferred tax assets:
NOL Carryover	$102,221
Valuation allowance	(102,221)
Net deferred tax asset	$-

2008
Deferred tax assets:
NOL Carryover	$257,900
Valuation allowance	(257,900)
Net deferred tax asset	$-

At December 31, 2008, G/O had net operating loss carryforwards of approximately $737,000 that expire through the year 2027. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of net operating losses incurred prior to August 15, 2006 and December 31, 2009 was significantly limited as a result of the change of control that occurred in August 2006 and December 2009. The benefit could be subject to further limitations if significant future ownership changes occur in G/O.

NOTE 10 – SUBSEQUENT EVENTS

In January 2010, a stockholder advanced G/O $10,000. The advance is unsecured bears interest at 8% per annum and matures on December 31, 2010.

In January 2010, G/O issued 225,000 common shares to its President for services rendered.

In February 2010, a stockholder advanced G/O $5,000. The advance is unsecured bears interest at 8% per annum and matures on December 31, 2010.

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

Business Experience

Mr. Rodriguez is 40 years of age. Mr. Rodriguez has served as president of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap companies. From March 2006 through May 2007, Mr. Rodriguez served as chief financial officer of SH Celera Capital Corporation, an internally managed fund. He served as an accounting and finance consultant for Jefferson Wells from October 2004 to the present. From March 2002 to October 2005, Mr. Rodriguez served as controller and then Director of Finance for JP Mobile, Inc., a privately held wireless software company based in Dallas. Mr. Rodriguez has been a Certified Public Accountant in the State of Texas since 1995.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements.

Code of Ethics

Our Company has adopted a Code of Ethics which was attached to our 2003 Annual Report on Form 10-KSB as Exhibit 14. See Part III, Item 13.

Audit Committee

We have no audit committee and believe, based upon our limited operations, that one is not necessary.

Compensation Committee

We have not established a Compensation Committee because we believe that our one member board of directors is able to effectively manage the issues normally considered by a Compensation Committee. If and when operations require, we will review these requirements.

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

Item 10. Executive Compensation

Cash Compensation

None.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None; not applicable.

Other Compensation

The following table contains compensation data for our named executive officer as of December 31, 2009. This individual is considered a “named executive officer” as defined in Item 402(a) of Regulation S-B.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Brian Rodriguez (1)	2009	-0-	-0-	-0-	$22,500 (2)	$22,500
	2008	-0-	-0-	-0-	$114,750	$114,750

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

(3)

In March 2009, Mr. Rodriguez received 225,000 shares of our common stock as consideration for serving as a director and executive officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock, (ii) by each of our officers and directors, and (iii) by all of our officers and directors as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. As of December 31, 2009, there were 22,200,937 shares of common stock outstanding.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	John Thomas Bridge & Opportunity Fund, L.P. (1)	18,404,382	83.75%
	George R. Jarkesy, Jr. (1)	10,000	0.05
Totals (2)		18,414,382	83.80%

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

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of March 10, 2009:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Class
Common	Brian Rodriguez 2202 Bluebonnet Drive Richardson, Texas 75082	President, Secretary, Treasurer and Director	813,217	2.68%
Totals (1)			813,217	2.68%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

As of December 31, 2009, we had two outstanding loans from George Jarkesy totaling $5,000, plus $2,157 in accrued interest. In addition, $11,902 in expenses had been paid by Mr. Jarkesy on behalf of the Company, representing an advance from shareholder. Mr. Jarkesy is the fund manager of the John Thomas Bridge & Opportunity Fund, the majority shareholder of the Company.

During the year 2009, we borrowed a sum of $20,000 from John Thomas Bridge and Opportunity Fund, LLP, our majority shareholder. The note bears interest at 8% and matures on December 31, 2009.

In January 2010, we borrowed a sum of $10,000 from John Thomas Bridge and Opportunity Fund, LLP, our majority shareholder. The note bears interest at 8% and matures on December 31, 2010.

In February 2010, we borrowed a sum of $5,000 from John Thomas Bridge and Opportunity Fund, LLP, our majority shareholder. The note bears interest at 8% and matures on December 31, 2010.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees incurred by the Company by its principal accountants for 2009 and 2008:

Fee Category	2009		2008

Audit Fees		$15,785	$29,210

Audit-related Fees	$		$0

Tax Fees		$1,110	$14,472

All Other Fees	$		$0

Total Fees		$16,895	$43,682

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

G/O BUSINESS SOLUTIONS, INC.

Date:	March 31, 2010	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

G/O BUSINESS SOLUTIONS, INC.

Date:	March 31, 2010	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director