Form 10-Q
period 2010-03-31
G/O BUSINESS SOLUTIONS, INC.
filed 2010-04-15
CIK 928447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: April 15, 2010- 22,425,937 shares of common stock.

G/O BUSINESS SOLUTIONS, INC.

INDEX

		Page No.
Part I	Financial Information

Item 1.	Financial Statements of G/O Business Solutions	3

	Balance Sheets dated March 31, 2010 and December 31, 2009 (Unaudited)	3

	Statements of Expenses for the Three Months Ended March 31, 2010 and 2009 and from inception of development stage on August 15, 2006 to March 31, 2010 (Unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and from inception of development stage on August 15, 2006 to March 31, 2010 (Unaudited)	5

	Notes to the Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operation	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T.	Controls and Procedures	8

Part II	Other Information

Item 1.	Legal Proceedings	8

Item 1A	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information.	9

Item 6.	Exhibits	9

	Signatures	10

PART I

Item 1. Financial Statements

G/O Business Solutions, Inc.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$877	$1,053

TOTAL ASSETS	$877	$1,053

LIABILITIES
Accounts payable	$72,858	$34,400
Accrued interest due to stockholders	29,071	26,486
Advances from stockholders	121,287	106,787
TOTAL CURRENT LIABILITIES	223,216	167,673

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,425,937 and 22,200,937 shares issued and outstanding, respectively	224,259	222,009
Additional paid-in capital	3,559,166	3,534,416
Accumulated deficit prior to the development stage	(3,518,748)	(3,518,748)
Deficit accumulated during the development stage	(487,016)	(404,297)
Total stockholders’ deficit	(222,339)	(166,620)

Total liabilities and stockholders’ deficit	$877	$1,053

The accompanying notes are an integral part of these unaudited financial statements

G/O Business Solutions, Inc.

(A Development Stage Company)

STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	From inception of the Development stage on August 15, 2006, through March 31, 2010

General and Administrative Expenses	$80,134	$34,082	$380,216

Loss From Continuing Operations	(80,134)	(34,082)	(380,216)
Interest Expense	(2,585)	(1,846)	(17,062)
Loss Before Discontinued Operations	(82,719)	(35,928)	(397,278)
Loss From Discontinued Operations	-	-	(92,824)
Loss Before Minority Interest	(82,719)	(35,928)	(490,102)
Minority Interest	-	-	3,086

Net Loss	$(82,719)	$(35,928)	$(487,016)

Basic and Diluted:
Loss from Continuing Operations	$(0.00)	$(0.00)

Net Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares	$22,388,437	$22,038,437

The accompanying notes are an integral part of these unaudited financial statements

G/O Business Solutions, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	From inception of the development stage on August 15, 2006, through March 31, 2010
Cash flows from operating activities:
Net income (loss)	$(82,719)	$(35,928)	$(487,016)
Net income (loss) from discontinued operations and minority interest	-	-	89,738
Net loss from continuing operations	(82,719)	(35,928)	(397,278)

Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	27,000	22,500	228,000
Changes in operating liabilities:
Accounts payable and accrued expenses	38,458	8,612	89,170
Net Cash used in continuing operations	(14,676)	(4,816)	(80,108)
Net cash provided by (used in) discontinued operations	-	-	(116,529)
Net cash used in operating activities	(14,676)	(4,816)	(196,637)

Cash flows from investing activities:
Net cash provided by investing activities from continuing operations	-	-	-
Net cash provided by investing activities from discontinued operations	-	-	7,260
Net cash provided by investing activities	-	-	7,260

Cash flows from financing activities :
Advances from stockholders	14,500	-	75,254
Net cash provided by financing activities from continuing operations	-	-	75,254
Net cash provided by financing activities from discontinued operations	-	-	115,000
Net cash provided by financing activities	-	-	190,254

Net Increase (decrease) in Cash	(176)	(4,816)	877
Cash at Beginning of Period	1,053	5,301	-
Cash at End of Period	$877	$485	$877
Cash paid for:
Interest	$-	$-	$2,149
Income Taxes	-	-	-
Non-cash investing and financing activities:
Disposition of Waterbury	$-	$-	$688,847

The accompanying notes are an integral part of these unaudited financial statements.

G/O Business Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of G/O Business Solutions, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in G/O's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2009, as reported in Form 10-K, have been omitted. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

 NOTE 2 - GOING CONCERN

 As shown in the accompanying financial statements, G/O incurred a net loss of for the three months ended March 31, 2010 and had a working capital deficit of as of March 31, 2010. In addition, G/O ceased generating revenues and all operations in August 2007. These conditions raise substantial doubt as to G/O’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if G/O is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM STOCKHOLDERS

Stockholders of G/O have advanced funds to G/O to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8 % per annum. Total advances amounted to $121,287 and related accrued interest amounted to $29,071 as of March 31, 2010. All but $15,000 of the total advances are past due as of the date of this Report.

NOTE 4 - COMMON STOCK

On January 15, 2010, G/O issued 225,000 shares of common stock to its President for services provided. The shares were valued at $27,000 in total based upon the closing price of G/O shares on the date of grant.

NOTE 5 - RELATED PARTY TRANSACTIONS

G/O uses office space provided by its President at no charge, as the related expense is immaterial.

Beginning in January 2008, G/O receives bookkeeping services from a company that is partially owned by its President. During the three months ended March 31, 2010, G/O had paid the related party a total of $750 for bookkeeping services received.

NOTE 6- SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

During the quarters ended March 31, 2010 and 2009, our Company had net losses of $82,719 and $35,928 respectively. Our Company ceased generating revenues and all operations in August 2007. Consequently, the operations of G/O business prior to August 2007 have been presented as discontinued operations.

Plan of Operation

Management's plans to maintain the long-term financial viability of our Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide us with the wherewithal to continue in existence. In the interim, management is committed to meeting our operating expenses.

Liquidity

As of March 31, 2010, we had $877 in cash. In August 2007, our Company ceased providing business development services and has generated no revenues since that time. We do not anticipate generating any revenues in the foreseeable future.

During the three months ended March 31, 2010, the Company borrowed a total of $15,000 from John Thomas Bridge and Opportunity Fund, LLP, its majority shareholder. The Company used these funds to pay expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2010, G/O issued 225,000 shares of common stock to its President, Brian E. Rodriguez, for services provided. The shares were valued at $27,000 in total based upon the closing price of G/O shares on the date of grant. We believe that the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities and Exchange Commission. We believe that Mr. Rodriguez is an “accredited” investor as defined in Rule 501 of Regulation D due to his status as a director and executive officer of the Company.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 30, 2010, the Company held a special meeting of its shareholders to (i) approve the proposal to change the Company’s state of incorporation from the State of Colorado to the State of Nevada, which would result in a change of the Company’s name from G/O Business Solutions, Inc. to Radiant Oil & Gas, Inc., (ii) approve the proposal to effect a reverse split of the Company’s common stock at a ratio of not less than 1-for-3 and not greater than 1-for-10, and (iii) to approve the proposal to increase the authorized shares of Company common stock from 50,000,000 to 100,000,000 (collectively the “Proposals”).  Each of the Proposals were approved with 18,701,446 affirmative votes. There were no negative votes and no abstentions.  The Proposals will not be effected until the Company files the necessary documents with the Colorado Secretary of State and the Nevada Secretary of State.

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

G/O BUSINESS SOLUTIONS, INC.

Date:	April 16, 2010	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director