Form 10-Q
period 2010-06-30
RADIANT OIL & GAS INC
filed 2010-07-28
CIK 928447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

  X  .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24688

        RADIANT OIL & GAS, INC.

Formerly known as G/O Business Solutions

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 28, 2010- 4,985,205 shares of common stock.

RADIANT OIL & GAS, INC.

(formerly known as G/O Business Solutions)

INDEX

			Page No.
Part I		Financial Information	1

	Item 1.	Financial Statements of Radiant Oil & Gas Inc. (FKA G/O Business Solutions )	1

		Balance Sheets dated June 30, 2010 and December 31, 2009 (Unaudited)	2

		Statements of Expenses for the Three and Six Months Ended June 30, 2010 and 2009 and from inception of development stage on August 15, 2006 to June 30, 2010 (Unaudited)	3

		Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and from inception of development stage on August 15, 2006 to June 30, 2010 (Unaudited)	4

		Notes to the Financial Statements (Unaudited)	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operation	6

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

.	Item 4T.	Controls and Procedures	7

Part II		Other Information	8

	Item 1.	Legal Proceedings	8

	Item 1A	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

	Item 3.	Defaults Upon Senior Securities	8

	Item 4.	Submission of Matters to a Vote of Security Holders	8

	Item 5.	Other Information.	8

	Item 6.	Exhibits	8

		Signatures	9

PART I

Item 1. Financial Statements

Radiant Oil & Gas, Inc.

(formerly known as G/O Business Solutions)

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$40	$1,053

TOTAL ASSETS	$40	$1,053

LIABILITIES
Accounts payable	$177,960	$34,400
Accrued interest due to stockholders	18,561	26,486
Advances from stockholders	31,385	106,787
TOTAL CURRENT LIABILITIES	227,906	167,673

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,985,205 and 4,440,187 shares issued and outstanding, respectively	49,852	44,402
Additional paid-in capital	3,850,077	3,641,667
Accumulated deficit prior to the development stage	(3,518,748)	(3,518,748)
Deficit accumulated during the development stage	(609,047)	(404,297)
Total stockholders’ deficit	(227,866)	(166,620)

Total liabilities and stockholders’ deficit	$40	$1,053

The accompanying notes are an integral part of these unaudited financial statements

Radiant Oil & Gas, Inc.

(formerly known as G/O Business Solutions)

(A Development Stage Company)

STATEMENTS OF EXPENSES

                                           (Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	From inception of the development stage on August 15, 2006, through June 30, 2010

General and Administrative Expenses	$120,939	$7,554	$201,073	$41,636	$505,155

Loss From Continuing Operations	(120,939)	(7,554)	(201,073)	(41,636)	(505,155)
Interest Expense	(1,092)	(2,116)	(3,677)	(3,962)	(18,154)
Loss Before Discontinued Operations	(122,031)	(9,670)	(204,750)	(45,598)	(519,309)
Loss From Discontinued Operations	-	-	-	-	(92,824)
Loss Before Minority Interest	(122,031)	(9,670)	(204,750)	(45,598)	(612,133)
Minority Interest	-	-		-	3,086
Net Loss	$(122,031)	$(9,670)	$(204,750)	$(45,598)	$(609,047)

Basic and Diluted:
Loss From Continuing Operations	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Loss From Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net Loss Per Common Share	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Basic and Diluted Weighted Average Common Shares	4,695,132	4,440,187	4,691,403	4,224,027

The accompanying notes are an integral part of these unaudited financial statements

Radiant Oil & Gas, Inc.

(formerly known as G/O Business Solutions)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	From inception of the development stage on August 15, 2006, through June 30, 2010
Cash flows from operating activities:
Net income (loss)	$(204,750)	$(45,598)	$(609,047)
Net income (loss) from discontinued operations and minority interest	-	-	89,738
Net loss from continuing operations	(204,750)	(45,598)	(519,309)

Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	27,000	22,500	228,000
Changes in operating liabilities:
Accounts payable and accrued expenses	146,737	2,936	194,864
Net Cash used in continuing operations	(31,013)	(20,162)	(96,445)
Net cash provided by (used in) discontinued operations	-	-	(116,529
Net cash used in operating activities	(31,013)	(20,162)	(212,974

Cash flows from investing activities:
Net cash provided by investing activities from continuing operations	-	-	-
Net cash provided by investing activities from discontinued operations	-	-	7,260
Net cash provided by investing activities	-	-	7,260

Cash flows from financing activities :
Advances from stockholders	22,000	15,000	82,254
Stock issued for cash	8,000		8,000
Net cash provided by financing activities from continuing operations	-	-	90,254
Net cash provided by financing activities from discontinued operations	-	-	115,000
Net cash provided by financing activities	30,000	15,000	205,754

Net Increase (decrease) in Cash	(1,013)	(5,162)	40
Cash at Beginning of Period	1,053	5,301	-
Cash at End of Period	$40	$139	$40
Cash paid for:
Interest	$11,602	$-	$13,751
Income Taxes	-	-	-
Non-cash investing and financing activities:
Debt & interest converted to stock	$108,504	$-	$108,504
Disposition of Waterbury	$-	$-	$688,847

The accompanying notes are an integral part of these unaudited financial statements.

Radiant Oil & Gas, Inc.

(formerly known as G/O Business Solutions)

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

On March 30, 2010, the Company changed its name from “G/O Business Solutions, Inc.” to “Radiant Oil & Gas, Inc.”

On April 15, 2010, the Company initiated a 5-for-1 reverse split of its common stock. The accompanying unaudited financial statements account for the reverse split.

The accompanying unaudited interim financial statements of Radiant Oil & Gas, Inc. have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Radiant's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2009, as reported in Form 10-K, have been omitted. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

 NOTE 2 - GOING CONCERN

 As shown in the accompanying financial statements, Radiant incurred a net loss of for the six months ended June 30, 2010 and had a working capital deficit of as of June 30, 2010. In addition, Radiant ceased generating revenues and all operations in August 2007.  These conditions raise substantial doubt as to Radiant’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Radiant is unable to continue as a going concern.

NOTE 3 - ADVANCES FROM STOCKHOLDERS

Stockholders of Radiant have advanced funds to cover settlement of obligations and ongoing administrative expenses. The advances bear interest at a rate of 8 % per annum.  Total advances amounted to $31,385 and related accrued interest amounted to $18,561 as of June 30, 2010.   All but $7,000 of the total advances are past due as of the date of this Report.

NOTE 4 - COMMON STOCK

On January 15, 2010, Radiant issued 45,000 common shares to its President for services provided. The shares were valued at $27,000 in total based upon the closing price of Radiant shares on the date of grant.

On April 15, 2010 Radiant issued 500,000 common shares to a Director and his affiliates, collectively the majority shareholder of Radiant, in exchange for $8,000 cash and the settlement of $108,504 principal and interest due to the respective parties.

NOTE 5 - RELATED PARTY TRANSACTIONS

Radiant uses office space provided by its President at no charge, as the related expense is immaterial.

Beginning in January 2008, Radiant receives bookkeeping services from a company that is partially owned by its President. During the six months ended June 30, 2010, Radiant had paid the related party a total of $2,250 for bookkeeping services received.

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

Results of Operations

In April 2010, the Company entered into a reorganization agreement with an entity and its shareholders, in which the Company would acquire all of the capital stock of the entity and the shareholders of the entity would become the majority shareholders of the Company. The closing was conditioned upon certain conditions being satisfied on or prior to June 30, 2010, which conditions was not met. Accordingly, the reorganization agreement terminated. The Company incurred significant expenses in pursuing this terminated transaction.

During the six months ended June 30, 2010 and 2009, our Company had net losses of $204,750 and $45,598 respectively.     Our Company ceased generating revenues and all operations in August 2007.  Consequently, the operations of the Company’s business prior to August 2007 have been presented as discontinued operations.

Plan of Operation

Management's plans to maintain the long-term financial viability of our Company are to identify another entity in an attempt to consummate an acquisition or merger agreement. Management believes its plans will provide us with the wherewithal to continue in existence. In the interim, management is committed to meeting our operating expenses.

Liquidity

As of June 30, 2010, we had $40 in cash.   In August 2007, our Company ceased providing business development services and has generated no revenues since that time.  We do not anticipate generating any revenues in the foreseeable future.

During the six months ended June 30, 2010, the Company borrowed a total of $22,000 from John Thomas Bridge and Opportunity Fund, LLP, its majority shareholder.  The Company used these funds to pay expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2010, Radiant issued 45,000 shares of common stock to its President, Brian E. Rodriguez, for services provided. The shares were valued at $27,000 in total based upon the closing price of Radiant shares on the date of grant.  We believe that the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities and Exchange Commission.  We believe that Mr. Rodriguez is an “accredited” investor as defined in Rule 501 of Regulation D due to his status as a director and executive officer of the Company.

On April 15, 2010 Radiant issued 500,000 shares of common stock to a Director and his affiliates, collectively the majority shareholder of Radiant, in exchange for $8,000 cash and the settlement of $108,504 principal and interest due to the respective parties.

 Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On April 20, 2010, the Company appointed George R. Jarkesy, Jr. to serve as a member of its Board of Directors.   Mr. Jarkesy manages the John Thomas Bridge &Opportunity Fund LP, the Company’s majority shareholder.

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

RADIANT OIL & GAS, INC.

Date:	July 28, 2010	By:	/s/Brian E. Rodriguez
Brian E. Rodriguez, President, Treasurer, and Director