Form 10-Q
period 2010-09-30
RADIANT OIL & GAS INC
filed 2010-11-23
CIK 928447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2010

Or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Radiant Oil & Gas, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction)

000-24688

(Commission File Number)

27-2425368

(IRS Employer Identification No.)

9700 Richmond Ave., Suite 124, Houston, Texas 77042

(Address of principal executive offices)

(832) 242-6000

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X .    No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       .   No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

      .  Large accelerated filer                    .  Accelerated filer

      .  Non-accelerated filer (Do not check if a smaller reporting company)

  X  .  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes       .    No   X  .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 22, 2010 – Common Shares Outstanding 11,085,846

Listed OTCBB: ROGI

Index to Content

Part I, Item 1 Financial Statements

RADIANT OIL AND GAS, INC
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$ 34,989	$ 198,127
Investments	-	246,930
Accounts receivable	16,844	55,784
Prepaid expenses	9,571	8,967
Deferred finance charge, net	-	19,205
Due from related parties	377,206	139,193
TOTAL CURRENT ASSETS	438,610	668,206

PROPERTY AND EQUIPMENT
Oil and gas properties, accounted for using the full cost method

Evaluated, net of accumulated depletion of $91,956 and $41,546 respectively	2,817,859	3,181,376
Other, net of accumulated depreciation of $175,910 and $172,093 respectively	9,146	10,365
TOTAL PROPERTY AND EQUIPMENT	2,827,005	3,191,741

TOTAL ASSETS	$ 3,265,615	$ 3,859,947

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES

Accounts payable and accrued expenses	1,543,677	1,291,529
Due to related parties	1,134,864	-
Accrued interest	226,139	475,831
Deposit	-	127,500
Notes payable, net of unamortized discount of $187,959 and $6,608 respectively	2,925,156	3,375,684
Debentures payable, net of unamortized discount of $134,542	340,458	-
Debentures payable - related party, net of unamortized discount of $35,406	89,594	-
Derivative liability	172,791	-
TOTAL CURRENT LIABILITIES	6,432,679	5,270,544

Asset retirement obligation	95,941	138,323
Deferred gain	318,236	333,535

TOTAL LIABILITIES	6,846,856	5,742,402

STOCKHOLDER'S DEFICIT
Common stock - par $0.01: 9,085,846 shares	90,858	41,667
Additional paid in capital (accumulated deficit)	1,024,626	(2,693)
Other comprehensive income: unrealized gain in securities	-	28,764
Accumulated deficit	(4,696,725)	(1,950,193)

TOTAL STOCKHOLDER'S DEFICIT	(3,581,241)	(1,882,455)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 3,265,615	$ 3,859,947

The accompanying footnotes are an integral part of these financial statements

RADIANT OIL AND GAS, INC
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2010	2009	2010	2009

REVENUE
Oil and gas	$ 48,506	$ 22,979	$ 142,265	$ 38,294

OPERATING EXPENSES
Lease operating expenses	14,591	3,271	57,310	260,279
Depreciation, depletion, and amortization	10,387	9,854	38,928	24,385
Accretion expense	1,857	3,827	6,228	11,482
Selling, general and administrative expenses	1,475,653	154,652	1,826,382	385,048

TOTAL OPERATING EXPENSES	1,502,488	$ 171,604	$ 1,928,848	$ 681,194

LOSS FROM OPERATIONS	(1,453,982)	(148,625)	(1,786,583)	(642,900)

Gain on forgiveness of interest	266,084		266,084
Realized gain on sale of securities	21,367		21,367	(21,926)
Gain on Derivatives	60,548		60,548
Interest expense, net	(70,070)	(140,350)	(258,947)	(429,273)

NET LOSS	$ (1,176,053)	$ (288,975)	$ (1,697,531)	$ (1,094,099)

Unrealized gain / (loss) on available for sale securities	(15,087)	30,192	(28,764)	61,781

COMPREHENSIVE NET LOSS	$ (1,191,140)	$ (258,783)	$ (1,726,295)	$ (1,032,318)

Weighted average number of shares outstanding	7,160,949	4,166,667	5,175,729	4,166,667
Loss Per Share	$ (0.16)	$ (0.07)	$ (.33)	$ (0.26)

The accompanying footnotes are an integral part of these financial statements

RADIANT OIL AND GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,697,531)	$ (1,094,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion & amortization expense	38,928	24,384
Employee stock options	38,381	-
Amortization of deferred financing charge	98,584	109,104
(Gain)/loss on sale of investments	(21,367)	21,926
Accretion of asset retirement obligation	6,229	11,482
Stock for services	1,091,596	-
Change in derivative liability	(60,548)	-
Changes in operating assets and liabilities:
Accounts receivable	38,940	640,166
Accounts payable & accrued expenses	(169,389)	(703,883)
Due from related party	(238,013)	(42,362)
Prepaid expenses	(604)	3,403

NET CASH USED IN OPERATING ACTIVITIES	(874,794)	(1,029,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties	(35,623)	(373,828)
Proceeds from sale of oil and gas properties	149,175	-
Purchases of other assets	(2,602)	-
Purchases of investments	(1,808)	(77,027)
Proceeds from sale of securities	241,341	25,006

NET CASH PROVIDED BY INVESTING ACTIVITIES	$ 350,483	$ (425,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	496,891	-
Payments on borrowings	(255,663)	-
Proceeds from borrowings from related party	155,351	-
Payments on borrowings - related party	(35,406)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	361,173	-

NET DECREASE IN CASH	(163,138)	(1,455,727)
CASH AT BEGINNING OF YEAR	198,127	1,557,137
CASH AT YEAR END	$ 34,989	$ 101,410

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$ 90,084	$ 92,432
Income taxes paid in cash	-	-

NON-CASH INVESTING AND FINANCING

Distributions to Shareholders	1,072,446
Assumption of liabilities of Radiant	227,359
Discount on notes payable	197,336
Gain/(loss) on sale of investments	(28,764)	61,781
Deposit on oil and gas properties	127,500
Derivative liability for debt discount	233,339
Assumption of Asset Retirement Obligation	48,611
Change in asset retirement obligation estimate		2,417

The accompanying notes are an integral part of these consolidated financial statements

RADIANT OIL AND GAS, INC
STATEMENT OF CONSOLIDATED SHAREHOLDERS DEFICIT
(UNAUDITED)
	Common Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Deficit

BALANCE AT DECEMBER 31, 2009	4,166,667	41,667	(2,693)	(1,950,193)	28,764	(1,882,455)

Common shares issued by JOG prior to merger	833,335	8,333	484,899	-	-	493,232
Common shares retained by registrant	2,492,639	24,926	(252,285)	-	-	(227,359)
Common shares issued to placement agent	1,000,000	10,000	(10,000)	-	-	-
Common shares issued for services	592,205	5,932	592,432	-	-	598,364
Warrants on 18% debentures	-	-	197,338	-	-	197,338
Change in comprehensive income	-	-	-	-	(28,764)	(28,764)
Overriding Interest transferred to stockholder	-	-	(23,446)	-	-	(23,446)
Employee option expense	-	-	38,381	-	-	38,381
Dividend to shareholder	-	-	-	(1,049,001)	-	(1,049,001)

Net loss	-	-	-	(1,697,531)	-	(1,697,531)
BALANCE AT SEPTEMBER 30, 2010	9,085,846	90,858	1,024,626	(4,696,725)	-	(3,581,241)

The accompanying footnotes are an integral part of these financial statements

RADIANT OIL AND GAS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

These financial statements have been prepared by Radiant Oil and Gas, Inc. (Radiant, the Company, we, us, or our), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Form 8-K and 8-K/A previously filed, which contains a summary of the Company’s significant accounting policies and other disclosures.

In August 2010, Jurasin Oil and Gas, Inc (“JOG”) completed a reverse acquisition transaction through an exchange agreement with us whereby we acquired 100% of JOG’s issued and outstanding capital stock in exchange for 5,000,000 shares of our common stock.  The agreement provides for the issuance of up to an additional 1,000,000 shares of our common stock upon the satisfaction of certain performance conditions. The performance conditions have not been met as of this filing. As a result of the reverse acquisition, JOG became our wholly-owned subsidiary and former stockholders of JOG became the controlling stockholders of Radiant.  The share exchange with Radiant was treated as a reverse acquisition, with JOG as the accounting acquirer and Radiant as the acquired party.

Effective September 9, 2010 Radiant effected a one for two reverse stock split.  The accompanying financial statements have been retroactively restated to reflect the stock split.

Consequently, the assets and liabilities and the historical operations of JOG are reflected in the consolidated financial statements for periods prior to the Reorganization Agreement.  Our assets and liabilities will be recorded at the historical cost basis.  After the completion of the exchange agreement (“Reorganization”), our consolidated financial statements now include the assets and liabilities of both Radiant and JOG, JOG’s historical operations up through the closing date of the Reorganization and the combined operations of Radiant and JOG from the closing date of the Reorganization.

Cash and Cash Equivalents

Cash and cash equivalents include a joint bank account with a lender. Disbursements from this account are subject to the pre-approval of our lender. As of September 30, 2010 and December 31, 2009, respectively, the amount in this account totaled $ 1,990 and $727.

Due from Related Party

Radiant bills its partly owned subsidiary for goods and services provided on its behalf.  We consolidate our proportionate share of balance sheet and income statement amounts.  Thus, the portion of the due from Amber Energy, LLC (“AE”) related to the other interest owner does not eliminate and is carried as a due from AE until the balance is settled through a cash payment. Due from related party was $377,206 and $139,193 as of September 30, 2010 and December 31, 2009, respectively.

Due to Related Party John M Jurasin, our CEO advanced us $ 30,350 and $0 as of September 30, 2010 and December 31, 2009, respectively.  The funds were advanced to pay operating expenses and there are no formal repayment terms.

Deferred Gain In 2007, Jurasin created Amber and entered into a credit facility with MBL. In connection with the credit facility, MAC received a 25% ownership interest in Amber. In addition, when the outstanding loan exceeded a set amount, MAC received an additional 24% ownership. In April 2008, Jurasin contributed assets with a historical cost of $189,670 to Amber. MAC’s pro rata share of the assets, $47,417, is reflected as a basis adjustment in the underlying asset and was recorded as a deferred item in oil and gas properties. Similarly, during 2009, MAC received the additional 24% ownership in Amber, which resulted in an additional basis difference of $57,994. This amount, along with the remaining balance of the $47,417 amount recorded in 2008, was netted against the deferred gain (see below).

On October 9, 2009, our interest in our subsidiary, Amber, reduced from 75% to 51% in accordance with certain terms of the company agreement as discussed in Note 6. At the time of the change in ownership percentage, Amber’s equity was a deficit because the aggregate liabilities exceeded the aggregate assets. The reduction in ownership percentage triggered a basis difference between Jurasin’s investment and the underlying net liability. As a result, we recorded  a deferred gain, net of the unamortized basis difference noted above, and is amortizing the net balance into income over the life of the oil and gas assets. The difference in basis as of October 9, 2009 was $443,954, which equates to 24% of the accumulated losses in Amber through that date. The net deferred gain of $338,543 will be recovered over 17 years, the useful life of Amber’s underlying oil and gas assets as indicated in our reserve report, as a reduction of depletion. We recovered $5,008 and $15,299 during the year ended December 31, 2009, and the nine months ended September 30, 2010 resulting in a carrying value of $333,535and $318,236 respectively.

Principals  of Consolidation

We consolidate all investments in which we have exclusive control.  The accompanying financial statements include the accounts of Radiant, JOG, Rampant Lion Energy, LLC, ‘RLE” and Jurasin Oil and Gas Operating Company, Inc (“JOGop”).  In accordance with established practice in the oil and gas industry, our financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of Amber Energy LLC, (“AE”) in which we have an interest.  We owned a 51% interest in AE as of September 30, 2010 and 75% as of September 30, 2009.

Fair Value

Accounting standards regarding fair value of financial instruments define fair value, establish a three-level hierarchy which prioritizes and defines the types of inputs used to measure fair value, and establish disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheets.

Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

The three-level hierarchy is as follows:

•

Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.

•

Level 2 inputs consist of quoted prices for similar instruments.

•

Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that a conversion feature outstanding as of the date of these financial statements qualifies as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” The feature provides for the reduction of the conversion price in the event we issue equity shares at a price lower than $1.25 for 1.2 million shares in an initial offering and $3.00 for 4 million convertible preferred shares in a follow-on offering.  As a result of this provision, the exercise price of this conversion feature could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, the feature must be treated as a liability and recorded at fair value at each reporting date.

The fair value of these warrants was determined using the Black-Sholes option pricing method with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on derivative liability.”

Significant inputs used to calculate the fair value of the warrants include expected volatility and the risk-free interest rate.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010.

Fair Value Measurement at September 30, 2010
		Level 1	Level 2	Level 3

Derivative warrant liability	$ 172,791	_	-	$ 172,791

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the nine months ended September 30, 2010:

Beginning balance – January 1, 2010	-
Issuance of derivative warrants	$ 233,339
Change in fair value of derivative liability	$ (60,548)
At September 30, 2010	$ 172,791

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 2 – Going Concern

As reflected in the accompanying financial statements, we had a working capital deficit of $5,994,069 and an accumulated deficit of $4,696,725 as of September 30, 2010.  These factors which raise substantial doubt about our ability to continue as a going concern.  Management plans to raise funds through the issuance of debt, the sale of common stock, merger with another company or the sale of partial interests in our projects to other industry participants.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt, the sale of common stock, the consummation of a merger, or the sale of partial interests in our projects to other industry participants.  If we do not raise capital sufficient to fund our business plan, Radiant may not survive.  The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

 Note 3 – Oil and Gas Properties

Evaluated oil & gas properties are those where there is evidence sufficient to demonstrate the magnitude of reserves, usually by drilling and production, while unevaluated properties are those in a sufficiently early stage of development that any reserves cannot be reliably demonstrated.

Oil and natural gas properties as of September 30, 2010 and December 31, 2009, consisted of the following:

	September 30,	December 31,
	2010	2009
Costs subject to depletion	$ 2,909,815	$ 3,222,922
Depletion	(91,956)	(41,546)

Net oil and gas properties	$ 2,817,859	$ 3,181,376

In February 2010, we sub-let a portion of our interest in Ensminger, thus reducing our before payout working interest and net revenue interest to 6.375% and 4.62188%, respectively.  We received cash net proceeds of $149,175.  In addition, the sub-letting parties assumed responsibility for their pro rata share of the asset retirement obligation on the property, which were $48,611 at the time of the transfer.  The proceeds and the assumption of the asset retirement obligation were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

During the year ended December 31, 2009, we received a deposit of $127,500 related to a sub-let of Ensminger. In March 2010, we completed the transfer of a 0.5% overriding royalty and received total proceeds of $250,000. The proceeds were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

Effective March 2010, JOG assigned certain legacy overriding royalty interests in various projects, including the Baldwin AMI, the Coral, Ruby and Diamond Project, the Aquamarine Project, and the Ensminger Project to a related party entity owned by John M. Jurasin.  JOG retained our working interests in these projects.  Additionally, JOG assigned its working interest in a project, Charenton, to the related party entity. We did not receive any proceeds for the conveyances and, except for the Ensminger Project, the interests assigned had a historical cost basis of $0. The Ensminger Project had allocable costs of $23,446. The conveyance was accounted for as a transaction between entities under common control and the ORRI was recorded as a distribution to shareholder and transferred out of property at it historical cost.

Impairment

We evaluated our capitalized costs in the single (country) cost center using the full cost ceiling test as prescribed by the Securities and Exchange Commission at September 30, 2010 and December 31, 2009.  At September 30, 2010 and December 31, 2009, our net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 4 – Notes Payable

Notes payable as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Senior credit facility (RLE)	$ 1,057,736	$ 1,223,311
Senior credit facility, (AE)	2,032,188	2,032,188
18% Debentures	475,000	-
18% Debentures – related party	125,000	-
Margin loan	-	125,495
Line of credit	23,191	1,300
Unamortized Discounts	(357,097)	(6,608)
Totals	$ 3,355,208	$ 3,375,684

Senior credit facility of Rampant Lion, LLC (“RLE”) and Senior Credit Facility of AE (collectively “The Credit Facility”)

The Senior Credit Facilities of RLE contained certain restrictive covenants, several of which our lender, Macquarie Bank Limited (MBL) had declared in default. As a result, the note which bore interest at prime plus 4% became subject to an additional 4% for the default rate currently 11.25%.  In February 2010, we entered into a supplemental agreement that cross-collateralized the note with the assets of AE and extended the maturity date of the note to March 14, 2011.

The Senior Credit Facility of AE contained certain restrictive covenants, several of which MBL had declared in default. The note bears interest at prime which is currently 3.25%. In February 2010, we entered into a supplementary agreement with MBL under which, they effected a partial release of mortgage in certain assets in order to facilitate the sub-lease of a portion of our working interest in the Ensminger project; the bulk of the proceeds of the sub-lease are committed to repayment of principal and interest on the note.

Simultaneously with the closing of the Reorganization Agreement, we entered into a modification of the AE and RLE Credit Facilities under which:

•

The maturity date of our AE Credit Facility was extended to March 20, 2011;

•

All prior defaults or events of default prior to the modification of the Credit Facilities were waived;

•

Interest on the outstanding loans had been accrued at a fixed rate based on the prime rate at the time the Company borrowed the funds and upon default, at the default rate.  In the loan modification, prior interest due was stipulated to be $361,221 ($184,223 net to our proportionate share) as of July 28, 2010 resulting in a gain on forgiveness of interest in the amount of $521,733 ($266,804 net to our proportionate share).

•

We agreed to make monthly interest payments at prime rate plus 8% on the RLE credit facility and mandatory principal reduction payments on both the Credit Facilities on August 20, 2010 and September 20, 2010 in the amount of $100,000 and on the 20th of each month from October through March 2011 of $250,000 each. We shall also pay amounts equal to 1/6th of the gross proceeds we raise through the subsequent equity raised, any proceeds from the sale of collateral, and any insurance proceeds received, which amounts shall be credited against the monthly mandatory principal reduction.  We cross-collateralized the RLE and AE Credit Facilities and AE and RLE each executed an unconditional guarantee of payment of the obligations under both Credit Facilities;

•

Radiant executed a limited guarantee of payment of up to $500,000 for the obligations under both Credit Facilities;

•

MBL agreed to convert $1,000,000 ($510,000 net to our proportional interest) of the Credit Facility into shares of Radiant common stock at a conversion price of $2.00 per share (subject to downward adjustment depending upon pricing of subsequent Company equity financings) in increments of $500,000 ($255,000 net to our proportional interest) corresponding to principal reductions made us during and after July 2010, provided that upon each such conversion there is (i) no event of default in the Credit Facility and (ii) $500,000 and $1,000,000, respectively, of aggregate mandatory principal and interest payments on the Credit Facility have been paid, of which $450,000 has been paid through November 12, 2010; and

•

Our lender agreed to re-convey to JOG all interests in real property and membership interests conveyed to its affiliate Macquarie Americas Corp (“MAC”) in connection with the AE Credit Facility, provided that all obligations under the AE Credit Facility, RLE Credit Facility, and all letters of credit shall have been paid in cash prior to March 15, 2011.

In addition to the outstanding note payable, $186,150 is obligated as collateral for a letter of credit supporting a bond related to the plug, abandon, and restoration obligations on the Ensminger Project.

We have determined that the conversion option discussed above is a derivative, as more fully discussed in Note 5.  The fair value of the option as of the date of the loan modification, $233,339, has been bifurcated from the note and will be measured at fair value at each reporting date.  The value of the option has been recorded as a discount from the notes payable and will be amortized straight-line over the remaining term of the notes, seven months.

18% Debentures

Prior to the closing of the Reorganization, Radiant sold debentures with a face amount of $475,000 and issued warrants to purchase 237,500 shares of Radiant common stock to three investors. The debentures have an 18% per annum stated interest rate, an effective interest rate of 71%, and mature on July 31, 2011.  The warrants have an exercise price of $1.00 per share and a term of up to 4 years. The price and number of warrants contain anti-dilution provisions. The proceeds of the debentures were allocated between the debentures and the warrants based on their relative fair market values.  The fair market value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.22%
Dividend yield	0%
Volatility factor	232%
Expected life (years)	4 years

We allocated the proceeds, which were collected prior to the close of the Reorganization Agreement and which totaled $475,000, between the warrants and the debentures based on the relative fair values as follows:

Relative fair value of warrants	156,223
Relative fair value of debenture	$ 318,777
Gross proceeds	$ 475,000

The relative fair value of the warrants is reflected as a discount from the debt.  The discount will be amortized using the effective interest method over the life of the debenture, one year.

Prior to the closing of the Reorganization Agreement, Radiant sold a debenture with a face amount of $125,000 and issued warrants to purchase 62,500 shares of Radiant common stock to a related party of Radiant.  The debenture has an 18% per annum stated interest rate, an effective interest rate of 71%, and matures on July 31, 2011.  The warrants have an exercise price of $1.00 per share and a term of up to 4 years.  The proceeds of the debentures were allocated between the debentures and the warrants based on their relative fair market values.  The fair market value of the warrants was determined using the black-holes option pricing model with the following assumptions:

Risk-free interest rate	1.22%
Dividend yield	0%
Volatility factor	232%
Expected life (years)	4 years

We allocated the proceeds between the warrants and the debentures based on the relative fair values as follows:

Relative fair value of warrants	$ 41,113
Relative fair value of debenture	$ 83,887
Gross proceeds	$ 125,000

The relative fair value of the warrants is reflected as a discount from the debt.  The discount will be amortized using the effective interest method over the life of the debenture, one year.

Margin Loan and line of credit

We have a line of credit available from our bank for up to $25,000 that carries 7% annual percentage rate and formerly had a margin loan facility from our broker-dealer that carries a variable rate.  As of September 30, 2010 and December 31, 2009, respectively, we are obligated to pay $0 and $125,495 to our broker-dealer in conjunction with the margin loan and $23,191 and $1,300 to our bank for the outstanding amount on this line of credit.  As of August 24, 2010, the balance owed on the margin loan was $0, and the broker-dealer account has been closed out.

Note 5 - Derivative

In August 2010, our lender, MBL, agreed to convert $1,000,000 ($510,000 net to our proportional interest) of the Credit Facility into shares of Radiant common stock at a conversion price of $2.00 per share (subject to downward adjustment depending upon pricing of subsequent Company equity financings) if we satisfied certain circumstances.  We have determined that the conversion feature qualifies as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” Consequently, the feature must be treated as a liability and recorded at fair value at each reporting date.

The fair value of the conversion feature was calculated at inception using the Black-Scholes method to be $233,339, assuming volatility of 217%, expected term of 7 months, and a risk adjusted interest rate of .19%.

The fair value of the conversion feature was calculated at period-end using the Black-Scholes method to be $172,791, assuming volatility of 203%, expected term of 6 months, and a risk adjusted interest rate of .19%.

Note 6 – Common Stock

In May 2010, JOG issued 20 shares of its common stock to employees contingent upon the closing of a reverse acquisition transaction.  In the Reorganization Agreement these shares were converted in 833,333 of our $.01 par value common shares. The shares were valued at $1.00 per share, the value of the PPM offering for Radiant common stock and are shown in capital. The par value is shown in common stock and the balance is in paid in capital.   The shares award includes 5.3 shares of common stock that were issued to John Jurasin, our President and majority shareholder.

Connected to the closing of the Reorganization, Radiant issued common stock to consultants as follows:

•

50,000 shares of common stock to a former officer of Radiant on August 5, 2010 as consideration associated with his entering into an agreement to serve as one of our directors.  The shares were valued at $50,000, or $1.00 per share, the value of the PPM offering for Radiant common stock.  50,000 additional shares will vest one year from the Reorganization Agreement closing date. 543,205 shares of Radiant common stock to an investment relation/public relations firm on August 12, 2010 for services.  The shares are fully vested and non-forfeitable at the time of issuance.  The shares were valued at $543,205, or $1.00 per share, the value of the PPM offering for Radiant common stock.

•

  3,000,000 shares of Radiant common stock to John Thomas Financial (“JTF”), as consideration for an investment banking agreement on August 23, 2010.  As amended the agreement states that in the event JTF places equity or equity equivalent offerings, it will receive a cash placement agent fee of 10% of the gross proceeds of any offerings and cash expense reimbursement of 3% of the gross proceeds of any offerings, except that the fees and expense reimbursements are 8% and $75,000 respectively, for the first $2,000,000 (exclusive of the $600,000 raised in August 2010) of proceeds.  At the closing of each equity offering, the firm will receive warrants to purchase one share of common stock for each ten shares sold with an exercise price of 105% of the offering price of the stock. The investment banking firm will forfeit 2,000,000 of the 3,000,000 shares received at the signing of the original agreement if, within 12 months after a registration statement has been filed and declared effective, $10,000,000 has not been raised pursuant to the agreement; and Radiant will pay a consulting fee of $8,000 in cash per month for one year after the first closing of at least the Minimum amount under the private offering.  The 1,000,000 vested shares were valued at $1,000,000 or $1.00 per share, the value of the PPM offering for Radiant common stock and are shown in capital as an offering cost.

JTF will be the placement agent for a series of private offerings for up to $14,500,000 on a best efforts basis.  The fee paid is reflected as a reduction of additional paid in capital as a deferred offering cost, which will offset the gross proceeds received from equity offerings.  The investment banking agreement also provides for the placement of debt instruments.  As debt offerings are closed, the pro rata portion of the pre-paid offering costs associated with the debt will be recorded, to deferred finance charge.

The agreement requires Radiant to file a registration statement with the Securities and Exchange Commission within 30 days of the earlier of (i) raising a total of $12 million and (ii) March 31, 2011, and to use its best efforts to have the registration statement declared effective within 120 days from the filing of the registration statement.  The penalty for noncompliance is 2% of the issued and outstanding common stock, up to a cap of 6%, for each 30 day period of delay.

In the event that JTF places debt financing, they will receive a cash placement fee as follows: 5% of the first $10 million, 4% of the next $10 million, 3% of the next $10 million, 2% of the next $10 million, and 1% of any amounts raised over $40 million.  If Radiant enters into additional financing with MBL, JTF will receive 2% of the cash proceeds.

Options

Immediately subsequent to the reorganization, Radiant granted options to purchase 694,122 shares of Radiant common stock with an exercise price of $1.00 per share and a term of 10 years to JOG employees and an option to purchase 93,000 shares of common stock with an exercise price of $1.00 per share and a term of 10 years to a JOG consultant.  The options vest 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and 1/3 on the third anniversary of the grant.  The fair value of the options issued to employees, $690,876, was based on the quoted market price of Radiant's stock on the date of grant and estimated using the Black-Sholes option pricing model. It will be recorded as compensation expense over the vesting period in accordance with financial accounting standards. The Company recorded $38,382 of compensation expense in the third quarter of 2010 related to these options. The fair value of the option issued to the consultant, $92,873, was based on the quoted market price of Radiant's stock on the date of grant and estimated using the Black-Sholes option pricing model and will be recorded as consulting expenses over the vesting period in accordance with financial accounting standards. The Company recorded $5,160 of consulting expense in the third quarter of 2010 related to these options. The following assumptions were used in the Black-Sholes option pricing model:

Risk-free interest rate	1.93%
Dividend yield	0%
Volatility factor	229%
Expected life (years)*	6 years

The expected term of the options was computed using the “plain vanilla” method as prescribed by Securities and Exchange Commission Staff Accounting Bulletin 107 because we do not have sufficient data regarding employee exercise behavior to estimate the expected term.  The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

Note 7 – Related Party Transactions

Related parties include John Jurasin, our CEO and formerly the sole stockholder of JOG, and Macquarie Americas Corp “MAC”, an affiliate of MBL and the owner of 49% equity interest in AE.  Also included in related parties are two significant stockholders, John Thomas Bridge & Opportunity Fund and John Thomas Financial, Inc.   Transactions involving related parties are as follows:

Macquarie Bank Limited

AE is partially owned by an affiliate of our lender, Macquarie Bank Limited, and JOG uses the proportionate consolidation method to consolidate AE. JOG pays for goods and services on behalf of AE and passes those charges on to AE through intercompany billings. Periodically, AE will reimburse JOG for these expenses, or potentially pays for goods and services on behalf of JOG. These transactions are recorded as a due to / from AE in JOG’s records and as a due to / from JOG in AE’s records. Due to the fact that JOG only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the due from AE related to the other interest owner does not eliminate and is carried as a due from AE until the balance is settled through a cash payment. Due from related party was $ 377,206 and $139,193 as of September 30, 2010 and December 31, 2009, respectively.

John Jurasin

Effective March 2010, we assigned certain legacy overriding royalty interests in various projects, including the Baldwin AMI, the Coral, Ruby and Diamond Project, the Aquamarine Project, and the Ensminger Project to a related party entity owned by John M. Jurasin.  We retained our working interests in these projects.  Additionally, we assigned our working interest in a project, Charenton, to the related party entity. We did not receive any proceeds for the conveyances and, except for the Ensminger Project, the interests assigned had a historical cost basis of $0. The Ensminger Project had allocable costs of $23,446. The conveyance was accounted for as a transaction between entities under common control and the ORRI was recorded as a distribution to shareholder and transferred out of property at it historical cost.

John M Jurasin advanced us $30,350 and $0 as of September 30, 2010 and December 31, 2009, respectively.  The funds were advanced to pay operating expenses and there are no formal repayment terms.  Two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries AE and RLE to fund operations.

John Thomas Bridge & Opportunity Fund

John Thomas Bridge & Opportunity Fund (“JTBOF”) is a significant stockholder, and its managing partner, George Jarkesy, is a Director for the company.  The Company owes JTBOF for a note done in April 2010, in the principal amount of $7,000, bearing interest at 8%.  In addition JTBOF subscribed to $125,000 of the debentures described in Note 4.

John Thomas Financial, Inc

John Thomas Financial, Inc is a significant stockholder.  The Company issued 3,000,000 shares of common stock for investment banking services.  In the event JTF places equity or equity equivalent offerings, it will receive a cash placement agent fee of 10% of the gross proceeds of any offerings, and cash expense reimbursement of 3% of the gross proceeds of any offerings, except that the fees and expense reimbursements are 8% and $75,000 respectively, for the first $2,000,000 (exclusive of the $600,000 raised in August 2010) of proceeds. JTF will also receive warrants to purchase one share of common stock for each ten shares sold with an exercise price of 105% of the offering price of the stock.   Radiant will pay a consulting fee of $8,000 in cash per month for one year after the first closing of at least the Minimum amount under the private offering.  See note 6 – Common Stock.

Note 8 – Commitments and Contingencies

In March 2010, we received the results of an audit conducted by the non-operator regarding the drilling of the CasKids Operating #2 Ensminger well. During the period under audit, we were the operator under the operating agreement for this well. The non-operator currently asserts that it is owed a refund of $27,030 based on the results of that audit. As of December 31, 2009 and September 30, 2010, respectively, $4,727 and $44,215 was accrued in connection with this contingency, on the basis of earlier estimates.

In conjunction with our acquisition of the Ensminger Project in 2008, we assumed the obligation to plug the Ensminger #1 well, which includes providing a bond in the amount of $186,150, which we obtained by collateralizing our assets under the letter of credit available pursuant to the Amber Credit Facility. This bond will be reduced to $55,845 upon completion of the Ensminger #2 well as a successful well when third parties will assume their proportionate share of the obligation.

Note 9 – Subsequent events

In October 2010, the RLE credit facility was amended to waive all prior defaults and to eliminate all financial ratio and production covenants.  Furthermore, MBL issued waivers to extend the October 20 payment date to November 12, 2010 and to extend the November 20 payment date to December 12, 2010.  There are no current defaults under the Credit Facility.

Radiant issued to accredited investors (i) on November 12, 2010, 1,065,000 shares of our common stock for proceeds of $1,065,000 (including a principal amount of $500,000 from the 18% debentures that was converted into 500,000 shares of our common stock), less an 8% sales commission of $85,200 and related expenses of approximately $31,000 and (ii) on November 15, 2010, 150,000 shares of our common stock for gross proceeds of $150,000 less an 8% sales commission of $12,000.  In addition, the Company granted demand registration rights with respect to the resale of the 1,215,000 shares of common stock issued.  As part of the compensation for placement of the offering John Thomas Financial received warrants to purchase 121,500 shares of our common stock for $1.05. The Company used a portion of the proceeds to repay $250,000 on the Credit Facility and $100,000 plus accrued interest for the remaining 18% debentures.

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Prior to the Reorganization, Radiant Oil & Gas, Inc, was an inactive public company seeking merger and business operations opportunities. The Company was originally incorporated as a Colorado corporation in June 1973. In April 2010, the Company reorganized from a Colorado corporation to a Nevada corporation, effected a 5 for 1 reverse split, and changed its name from G/O Business Solutions, Inc. to Radiant Oil & Gas, Inc (“Radiant”).

In July 2010, the Company entered into an exchange agreement with Jurasin Oil & Gas, Inc. (JOG), which closed in August 2010. For legal purposes, Radiant is the surviving entity; however for accounting purposes, JOG is the survivor. JOG was originally incorporated as a Louisiana corporation in October 1990. A further 2:1 reverse split was completed September 9, 2010.

This discussion relates to Radiant and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Report on Form 8-K.

Principles of Consolidation

We consolidate all investments in which we have exclusive control. The accompanying consolidated financial statements include the accounts of Radiant, JOG, Rampant Lion Energy, LLC “RLE”, and Jurasin Oil and Gas Operating Company (Inc.) “JOGop”. In accordance with established practice in the oil and gas industry, our financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of Amber Energy, LLC “AE” in which we have an interest. We owned a 51% interest in AE as of September 30, 2010 and 75% as of September 30, 2009.

Going Concern

As of December 31, 2009, the Company had a working capital deficit of $4,602,338 and an accumulated deficit of $1,950,193.  As a result, our auditors determined that our financial conditions raised substantial doubt as to our ability to continue as a going concern. Our working capital deficit as of September 30, 2010 is $5,994,069 and our accumulated deficit is $4,696,725. Management plans to raise equity financing and to further restructure or pay off our Credit Facility. We have entered into an investment banking agreement with John Thomas Financial to assist us in raising equity.  Our equity funding is being conducted on a best efforts basis, and we have no firm commitments for equity capital financing nor do we have any commitments regarding our refinancing.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, and refinance our Credit Facility. There can be no assurance that we will be successful. If we do not raise capital sufficient to fund our business plan, we may not survive.

Results of Operations

General

Radiant seeks to develop, produce, and acquire oil and natural gas properties along the Gulf Coasts of Texas and Louisiana and on the Outer Continental Shelf of the United States. We seek to acquire and develop properties with proved undeveloped reserves (“PUD”), or that are in areas where there are fields where large volumes of hydrocarbons have been previously produced, but that are no longer strategic to major or large exploration-oriented independent oil and gas companies.

One of our primary strategies is to gather a leasehold position in fields that have previously produced, and find additional development opportunities, or to acquire new seismic to identify opportunities. Our management team has extensive, geological, geophysical, technical, and engineering expertise in successfully developing and operating properties in both our current and planned areas of operation.

We seek to create value through the development of properties in areas that have that have significant undeveloped reserves and have close proximity to existing infrastructure allowing us to get new production to market quickly.

In 2010 and 2009 the MU 758 B1 well was responsible for virtually all of the Company’s production.   This well is located on the Outer Continental Shelf of the United States in the Mustang Island Area, Block 758 and is operated by Medco Energi, USA, Inc.  In 2010, the operator performed a successful recompletion and expects steady production from this well subject to natural decline and any operating challenges that may arise.

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
Production (Mcf/E)	11,905	5,685	6,220	109%
Revenues	$ 48,506	$ 22,979	$ 25,527	111%
Average Realized Price	$ 4.07	$ 4.12	$ (0.05)	-1%
Lease Operating Expenses	$ 14,591	$ 3,271	$ 11,320	346%
General & Administrative	$ 1,475,653	$ 154,652	$ 1,321,001	854%
Interest expense	$ 70,070	$ 140,350	$ (70,280)	-50%
Other Income	$ 266,084	$ -	$ 266,084	-

Three months ended September 30, 2010 compared to three months ended September 30, 2009

In May 2010 the operator performed a successful recompletion of the MU 758 B 1 well.  This led to increased production and revenues.  The increased volume was only slightly offset by a 2% decline in realized prices.  Lease operating expenses increased from the third quarter of 2009, as there was a 2009 credit from the operator for prior overcharges.

General & administrative expenses increased primarily issuing stock for services of $593,205 and issuing stock and options to employees and contractors of Radiant of $545,483.  The increase was also from the legal, consulting, and audit expense associated with the Reorganization and the subsequent private placement offering.

Interest expense decreased primarily from an adjustment to the actual amount interest charged by MBL compared to the accrued amount.

Other income was generated from forgiveness of interest on our Credit Facility.  Although we were in default on the note, the lender did not exercise its right to charge the default rate.

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
Production (Mcf/E)	31,269	18,905	12,364	65%
Revenues	$ 142,265	$ 38,294	$ 103,971	272%
Average Realized Price	$ 4.37	$ 2.24	$ 2.13	95%
Lease Operating Expenses	$ 57,310	$ 260,279	$ (202,969)	-78%
General & Administrative	$ 1,826,382	$ 385,048	$ 1,441,334	374%
Interest expense	$ 258,947	$ 429,273	$ (170,326)	-40%
Other income	$ 266,084	$ -	$ 266,084	n/a

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Production volumes and revenues, increased   primarily from the successful recompletion of the MU 758 B1.  Revenues also increased as realized prices increased 195% over the same period in the prior year.

Lease operating expenses decreased primarily from the reduced work-over expenses associated with several operations attempted unsuccessfully by the operator of the MU 758 well in the winter of 2009.

General & administrative expenses increased primarily issuing stock for services of $593,205 and issuing stock and options to employees and contractors of Radiant of $545,483.  The increase was also from the legal, consulting, and audit expense associated with the Reorganization and the subsequent private placement offering.

Interest expense decreased primarily from an adjustment to the actual amount interest charged by MBL compared to the accrued amount.

Other income was generated from forgiveness of interest on our Credit Facility.  Although we were in default on the note, the lender did not exercise its right to charge the default rate.

Liquidity and Capital Resources

Historically our primary source of funding was from capital contributions, bank borrowings and cash from operations. The Company has been successful in  putting together projects and then selling a portion of its interest in that  project, while keeping a carried interest, so that its capital requirement is less than its proportionate share of ownership and income.  As of September 30, 2010, the Company had a cash balance of $ 34,989.

We do not currently have the necessary capital to fund our current operations and pay our debts and other liabilities (including amounts owed under the Credit Facility).  The Company must therefore raise capital on an immediate basis.  There can be no assurance, however, that financing will be available to the Company on favorable terms when required, if at all.  The failure to raise needed funds could have a material adverse effect on our business, financial condition, operating results and prospects, and we may not survive.

The Company intends to raise up to $12,000,000 during the fourth quarter of 2010 and first quarter of 2011 to fund capital expenditures, working capital needs and reduce and/or retire our Credit Facility.  In July and August 2010, the Company borrowed $600,000 of indebtedness, of which $500,000 converted into 500,000 shares of Company common stock in November 2010, $100,000 was repaid in November 2010, and all accrued interest was paid in November 2010.  In March 2011, the Company will be required to pay off or refinance the Credit Facility.   At September 30, 2010 on a stand-alone basis the principal and interest owed by Rampant Lion and Amber was approximately $5.5 million.  Our consolidated financial statements include the accounts of Rampant Lion and our pro-rata share of assets, liabilities, income and costs and expenses of Amber; accordingly, the principal amount and accrued interest of our Credit Facility as presented in our consolidated financial statements is approximately $3.3 million.   There can be no assurance that the Company will be able to refinance the Amber Credit Facility and/or the Rampant Lion Credit Facility.  MBL has agreed to convert $510,000 ($1,000,000 Amber’s stand-alone basis) of the Credit Facility into up to 1,000,000 shares of Company common stock pursuant to the Debt Conversion. The failure to refinance the Credit Facility on acceptable terms will cause the Company to curtail operations.  In addition to the need to refinance or pay off the Credit Facility implementation of the Company business strategy will require approximately $6,065,000 of initial capital expenditures and additional funds thereafter to further develop the business plan. There can be no assurance that the best-efforts financings will result in required funding on favorable terms, if at all.  The failure to raise needed funds would have a material adverse effect on our business, financial condition, operating results and prospects, could cause us to curtail operations.

As of the date of this Report, the Company has not entered into any commitment letter or term sheet regarding the refinancing of the Credit Facility.   We do not have sufficient funds to repay the Credit Facility as of the date of this Report.  If we are unable to refinance the Credit Facility or obtain the necessary funds to repay the Credit Facility through the issuance of additional equity or debt securities, AE and RLE will be in default under the Credit Facility.  The occurrence of an event of default under any of our obligations would constitute a cross-default and would subject us to foreclosure to the extent necessary to repay any amounts due. Moreover, if MBL were to foreclose on either AE’s or RLE’s assets, such event would have a material adverse effect on our financial condition.  The Company believes that if an event of default occurs that we will have sufficient collateral to restructure the Credit Facility but there can be no assurance we will be successful in doing so.

18% Debentures

In August 2010, the Company issued $600,000 in principal amount of debentures due on the earlier of (i) July 31, 2011 and (ii) the closing of a $2,000,000 financing. As additional consideration for the purchase of the debentures, the Company also issued to the investors warrants to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share. The warrants expire upon the earlier of (i) two years after a registration statement registering the resale of the shares underlying the warrants is declared effective by the SEC and (ii) July 31, 2014. The Company granted the investors piggyback registration rights for the shares of common stock underlying the warrants.  In November 2010, debentures in the principal amount of $500,000 converted into 500,000 shares of common stock, we repaid the remaining $100,000 principal amount of debentures outstanding, and all accrued interest was paid.

Senior credit facility of Rampant Lion, LLC (“RLE”) and Senior Credit Facility of AE (collectively “The Credit Facility”)

In August 2010, simultaneously with the closing of the Reorganization Agreement, we entered into a modification of the AE and RLE Credit Facilities under which:

•

The maturity date of our AE Credit Facility was extended to March 20, 2011;

•

All prior defaults or events of default prior to the modification of the Credit Facilities were waived;

•

Interest on the outstanding loans had been accrued at a fixed rate based on the prime rate at the time the Company borrowed the funds and upon default, at the default rate.  In the loan modification, prior interest due was stipulated to be $361,221 ($184,223 net to our proportionate share) as of July 28, 2010 resulting in a gain on forgiveness of interest in the amount of $521,733 ($266,804 net to our proportionate share).  The interest is now at the prime rate which is currently 3.25%.

•

We agreed to make monthly interest payments at prime rate plus 8% on the RLE credit facility and mandatory principal reduction payments on both the Credit Facilities on August 20, 2010 and September 20, 2010 in the amount of $100,000 and on the 20th of each month from October through March 2011 of $250,000 each. We shall also pay amounts equal to 1/6th of the gross proceeds we raise through the subsequent equity raised, any proceeds from the sale of collateral, and any insurance proceeds received, which amounts shall be credited against the monthly mandatory principal reduction We cross-collateralized the RLE and AE Credit Facilities and AE and RLE each executed an unconditional guarantee of payment of the obligations under both Credit Facilities;

•

Radiant executed a limited guarantee of payment of up to $500,000 for the obligations under both Credit Facilities;

•

MBL agreed to convert $1,000,000 ($510,000 net to our proportional interest) of the Credit Facility into shares of Radiant common stock at a conversion price of $2.00 per share (subject to downward adjustment depending upon pricing of subsequent Company equity financings) in increments of $500,000 ($255,000 net to our proportional interest) corresponding to principal reductions made us during and after July 2010, provided that upon each such conversion there is (i) no event of default in the Credit Facility and (ii) $500,000 and $1,000,000, respectively, of aggregate mandatory principal payments on the Credit Facility have been paid, of which $ 450,000   has been paid to date; and

•

Our lender agreed to re-convey to JOG all interests in real property and membership interests conveyed to its affiliate Macquarie Americas Corp (“MAC”) in connection with the AE Credit Facility, provided that all obligations under the AE Credit Facility, RLE Credit Facility, and all letters of credit shall have been paid in cash prior to March 15, 2011.

In October 2010, the RLE credit facility was amended to waive all prior defaults and to eliminate all financial ratio and production covenants.  Furthermore, MBL issued waivers to extend the October 20 payment date to November 12, 2010 and to extend the November 20 payment date to December 12, 2010.  There are no current defaults under the Credit Facility

In addition to the outstanding note payable, $186,150 is obligated as collateral for a letter of credit supporting a bond related to the plug, abandon, and restoration obligations on the Ensminger Project.

Common stock

Connected to the closing of the Reorganization, Radiant issued common stock to consultants as follows:

•

50,000 shares of common stock to a former officer of Radiant on August 5, 2010 as consideration associated with his entering into an agreement to serve as one of our directors.  The shares were valued at $50,000, or $1.00 per share, the value of the PPM offering for Radiant common stock.  50,000 additional shares will vest one year from the Reorganization Agreement closing date.

•

543,205 shares of Radiant common stock to an Lighthouse Capital on August 12, 2010 for services.  The shares are fully vested and non-forfeitable at the time of issuance.  The shares were valued at $543,205, or $1.00 per share, the value of the PPM offering for Radiant common stock.

•

  3,000,000 shares of Radiant common stock to John Thomas Financial (“JTF”), as consideration for an investment banking agreement on August 23, 2010.  As amended the agreement states that in the event JTF places equity or equity equivalent offerings, it will receive a cash placement agent fee of 10% of the gross proceeds of any offerings and cash expense reimbursement of 3% of the gross proceeds of any offerings, except that the fees and expense reimbursements are 8% and $75,000 respectively, for the first $2,000,000 (exclusive of the $600,000 raised in August 2010) of proceeds.  At the closing of each equity offering, the firm will receive warrants to purchase one share of common stock for each ten shares sold with an exercise price of 105% of the offering price of the stock. The investment banking firm will forfeit 2,000,000 of the 3,000,000 shares received at the signing of the original agreement if, within 12 months after a registration statement has been filed and declared effective, $10,000,000 has not been raised pursuant to the agreement; and Radiant will pay a consulting fee of $8,000 in cash per month for one year after the first closing of at least the Minimum amount under the private offering.  The 1,000,000 vested shares were valued at $1,000,000 or $1.00 per share, the value of the PPM offering for Radiant common stock and are shown in capital as an offering cost.

JTF will be the placement agent for a series of private offerings for up to $14,500,000 on a best efforts basis.  The fee paid is reflected as a reduction of additional paid in capital as a deferred offering cost, which will offset the gross proceeds received from equity offerings.  The investment banking agreement also provides for the placement of debt instruments.  As debt offerings are closed, the pro rata portion of the pre-paid offering costs associated with the debt will be recorded to deferred finance charge.

As amended the agreement states that in the event JTF places equity or equity equivalent offerings, it will receive a cash placement agent fee of 10% of the gross proceeds of any offerings and cash expense reimbursement of 3% of the gross proceeds of any offerings, except that the fees and expense reimbursements are 8% and $75,000 respectively, for the first $2,000,000 (exclusive of the $600,000 raised in August 2010) of proceeds.  At the closing of each equity offering, the firm will receive warrants to purchase one share of common stock for each ten shares sold with an exercise price of 105% of the offering price of the stock. The investment banking firm will forfeit 2,000,000 of the 3,000,000 shares received at the signing of the original agreement if, within 12 months after a registration statement has been filed and declared effective, $10,000,000 has not been raised pursuant to the agreement; and Radiant will pay a consulting fee of $8,000 in cash per month for one year after the first closing of at least the Minimum amount under the private offering.

The agreement requires Radiant to file a registration statement with the Securities and Exchange Commission within 30 days of the earlier of (i) raising a total of $12 million and (ii) March 31, 2011, and to use its best efforts to have the registration statement declared effective within 120 days from the filing of the registration statement.  The penalty for noncompliance is 2% of the issued and outstanding common stock, up to a cap of 6%, for each 30 day period of delay.

In the event that JTF places debt financing, they will receive a cash placement fee as follows: 5% of the first $10 million, 4% of the next $10 million, 3% of the next $10 million, 2% of the next $10 million, and 1% of any amounts raised over $40 million.  If Radiant enters into additional financing with MBL, JTF will receive 2% of the cash proceeds.

Radiant Oil & Gas, Inc. issued to accredited investors (i) on November 12, 2010, 1,065,000 shares of our common stock for proceeds of $1,065,000 (including a principal amount of $500,000 from the 18% Debentures that was converted into 500,000 shares of our common stock), less an 8% sales commission of $85,200 and related expenses of approximately $31,000 and (ii) on November 15, 2010, 150,000 shares of our common stock for gross proceeds of $150,000 less an 8% sales commission of $12,000.  In addition, the Company granted demand registration rights with respect to the resale of the 1,215,000 shares of common stock issued.  As part of the compensation for placement of the offering John Thomas Financial received warrants to purchase 121,500 shares of our common stock for $1.05. The Company used a portion of the proceeds to repay $250,000 on the Credit Facility and $100,000 plus accrued interest for the remaining 18% debentures.

Margin Loan and line of credit

We have a line of credit available from our bank for up to $25,000 that carries 7% annual percentage rate and a formerly had a margin loan facility from our broker-dealer that carries a variable rate.  As of September 30, 2010 and December 31, 2009, respectively, we are obligated to pay $0 and $125,495 to our broker-dealer in conjunction with the margin loan and $23,191 and $1,300 to our bank for the outstanding amount on this line of credit.  As of August 24, 2010, the balance owed on the margin loan was $0, and the broker-dealer account has been closed out.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not do any hedging.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer has concluded, based on his evaluation as of September 30, 2010 that, as a result of the following material weakness in internal control over financial reporting disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to him by others within the Company:

We do not maintain sufficient staff to have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There have not been any changes in our internal controls over financial reporting that occurred during our third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1 – Legal Proceedings

Not applicable.

Item 1A – Risk Factors

RISK FACTORS

Prospective investors should carefully consider the following risk factors before purchasing our securities.

Risks Related to our Financial Condition

We currently have nominal revenues, have experienced losses, and anticipate that we will continue to incur losses for the foreseeable future.

During the twelve months ended December 31, 2008 and December 31, 2009, JOG generated net revenues of $519,183 and $106,502, respectively. For the twelve months ended December 31, 2008, JOG operating expenses were $890,536, resulting in a loss from operations of $371,353. For the twelve months ended December 31, 2009, JOG operating expenses were $ 843,282, resulting in a loss from operations of $736,780.  For the nine months ended September 30, 2010, Radiant’s consolidated revenue was $142,265, Radiant’s consolidated operating expenses were $1,928,848 and the consolidated loss from operations was $1,697,531.  It should be expected that we will continue to experience operating losses at least through 2011.  There can be no assurance that we will ever achieve net income from operations or otherwise become profitable.

We have negative cash flow from operations.

We have historically experienced losses and negative cash flows from operations and these conditions raise substantial doubt about our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity.  We believe that our negative cash flow from operations will continue for the foreseeable future.  There can be no assurance that we will ever be able to raise sufficient capital to generate positive cash flow from operations.

We will need to raise significant capital during 2010.

The Company intends to raise up to $12,000,000 during the fourth quarter of 2010 and first quarter of 2011 to fund capital expenditures, working capital needs and reduce and/or retire our Credit Facility.  In July and August 2010, the Company borrowed $600,000 of indebtedness, of which $500,000 converted into 500,000 shares of Company common stock in November 2010, $100,000 was repaid in November 2010, and all accrued interest was paid in November 2010.  In March 2011, the Company will be required to pay off or refinance the Credit Facility.   At September 30, 2010 on a stand-alone basis the principal and interest owed by Rampant Lion and Amber was approximately $5.5 million.  Our consolidated financial statements include the accounts of Rampant Lion and our pro-rata share of assets, liabilities, income and costs and expenses of Amber; accordingly, the principal amount and accrued interest of our Credit Facility as presented in our consolidated financial statements is approximately $3.3 million.   While management believes that it possesses sufficient collateral to support a new credit facility for each of these existing credit facilities, there can be no assurance that the Company will be able to refinance the Amber Credit Facility and/or the Rampant Lion Credit Facility.  MBL has agreed to convert $510,000 ($1,000,000 Amber’s stand-alone basis) of the Credit Facility into up to 1,000,000 shares of Company common stock pursuant to the Debt Conversion. The failure to refinance the Credit Facility on acceptable terms will cause the Company to curtail operations.  In addition to the need to refinance or pay off the Credit Facility implementation of the Company business strategy will require approximately $6,065,000 of initial capital expenditures and additional funds thereafter to further develop the business plan. There can be no assurance that the best-efforts financings will result in required funding on favorable terms, if at all.  The failure to raise needed funds would have a material adverse effect on our business, financial condition, operating results and prospects, could cause us to curtail operations.

We have a Going Concern opinion from our auditors.

As of December 31, 2009, our auditor determined that our financial conditions raised substantial doubt as to our ability to continue as a going concern.  Management plans to raise equity financing and to restructure our Credit Facility. Our ability to continue as a going concern is dependent on our ability to raise additional capital and refinance our Credit Facility, of which there can be no assurance that we will be successful.  If we do not raise capital sufficient to fund our business plan, we may not survive.

The terms of Amber and Rampant Lion’s debt obligation subject us to the risk of foreclosure on all of Amber and Rampant Lion’s respective assets and imposes restrictions that may limit our ability to take certain actions.

Our subsidiaries Amber and Rampant Lion both have secured credit facilities with MBL.  All of the Rampant Lion and Amber assets secure the Credit Facility.  As of September 30, 2010, the outstanding principal and interest on the Credit Facility was approximately $3.3million (on a stand-alone basis, Rampant Lion and Amber owed approximately $5.5 million).  The Credit Facility matures in March 2011.  Radiant is prohibited from taking any material action without the consent of MBL including selling or disposing of any assets of Amber and Rampant Lion.  To secure the payment of all obligations owed pursuant to the Credit Facility, Amber and Rampant Lion, respectfully, granted the bank a security interest and lien on all of their respective assets. The occurrence of an event of default under any of our obligations would constitute a cross-default and would subject us to foreclosure to the extent necessary to repay any amounts due. If the bank were to foreclose on either Amber’s or Rampant Lion’s assets, such event would have a material adverse effect on our financial condition.

Failure to retire or refinance either the Amber Credit Facility or the Rampant Lion Credit Facility will adversely affect our financial condition.

We do not have sufficient funds to repay the Amber Credit Facility and the Rampant Lion Credit Facility when our debt obligations to them become due. Accordingly, we will be required to obtain funds to repay the Credit Facility either through refinancing or the issuance of additional equity or debt securities. As we have no commitment in place to effect such actions, there is no assurance that we can refinance such indebtedness.  The failure to refinance either the Amber Credit Facility or the Rampant Lion Credit Facility would adversely affect the Company and could cause us to curtail operations.

We expect to have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms.

We expect to make substantial capital expenditures for the acquisition, development, production, exploration and abandonment of oil and gas properties.  Our capital requirements will depend on numerous factors, and we cannot predict accurately the timing and amount of our capital requirements. We intend to primarily finance our capital expenditures through best efforts equity and debt offerings.  There is no assurance that we will be successful in these capital raising activities.  Adverse change in market conditions could make obtaining this financing economically unattractive or impossible.

The cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, imposed tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and, in some cases, ceased to provide funding to borrowers.

A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact our ability to remain in compliance with the financial covenants under our credit facilities which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or not purse growth opportunities.

Without additional capital resources, we may be forced to limit or defer our planned natural gas and oil exploration and development program and this will adversely affect the recoverability and ultimate value of our natural gas and oil properties, in turn negatively affecting our business, financial condition and results of operations.  As a result, we may lack the capital necessary to capitalize on business opportunities described herein and be successful in our business operations.  There is no assurance that we will be successful in raising the capital necessary to implement our business plan.

To service our indebtedness, we will require a significant amount of cash. Our ability to raise significant capital depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness (including the existing Credit Facility) and to fund planned capital expenditures and development and exploration efforts will depend on our ability to raise cash in the future. Our future operating performance and financial results will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. We cannot assure you that future borrowings or other facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We may be required to:

•

obtain additional financing;

•

sell some of our assets or operations;

•

reduce or delay capital expenditures, development efforts and acquisitions; or

•

revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of the our various debt instruments.

Potential claim for shares of common stock by a third party finder.

In April 2010, the Company entered into a reorganization agreement with JOG that terminated as conditions precedent to closing, were not satisfied.  A third party finder was to receive 780,000 shares of common stock pursuant to this agreement for services relating to the reorganization, not related financing efforts.  As such agreement was terminated due to closing conditions not being satisfied.  Such party is not entitled to receive any shares of Company common stock.  While this party has stated to one of our directors that he is entitled to an unspecified number of shares, the Company intends to vigorously defend any claim made against the Company and any of its directors by this third party.  As no formal demand against the Company has been made, it is not possible to quantify such claim.

Risks Related to Our Business

Oil and natural gas prices are volatile, and a decline in oil and natural gas prices would affect our financial results and impede growth.

Our future financial condition, revenues, profitability and carrying value of our properties will depend substantially upon the prices and demand for oil and natural gas.  The markets for these commodities are volatile and even relatively modest drops in prices can affect our financial results and impede our growth.

Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical and economic conditions. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

•

domestic and foreign supplies of oil and natural gas;

•

price and quantity of foreign imports of oil and natural gas;

•

actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil and natural gas price and production controls;

•

level of consumer product demand;

•

level of global oil and natural gas exploration and productivity;

•

domestic and foreign governmental regulations;

•

level of global oil and natural gas inventories

•

political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;

•

weather conditions;

•

technological advances affecting oil and natural gas consumption;

•

overall U.S. and global economic conditions; and

•

price and availability of alternative fuels.

Further, oil prices and natural gas prices do not necessarily fluctuate in direct relationship to each other. Lower oil and natural gas prices may not only decrease our expected future revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. This may result in us, in future periods, having to make substantial downward adjustments to any estimated proved reserves and could have a material adverse effect on our financial condition and results of operations.

Our future business will involve many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

We engage in exploration and development drilling activities. Any such activities may be unsuccessful for many reasons. In addition to a failure to find oil or natural gas, drilling efforts can be affected by adverse weather conditions (such as hurricanes and tropical storms in the Gulf of Mexico), cost overruns, equipment shortages and mechanical difficulties. Therefore, the successful drilling of an oil or gas well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, could cause a well to become uneconomic or only marginally economic. In addition to their costs, unsuccessful wells could impede our efforts to replace reserves.

Our business involves a variety of inherent operating risks, including:

•

fires;

•

explosions;

•

blow-outs and surface cratering;

•

uncontrollable flows of gas, oil and formation water;

•

natural disasters, such as hurricanes and other adverse weather conditions;

•

pipe, cement, subsea well or pipeline failures;

•

casing collapses;

•

mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•

abnormally pressured formations; and

•

environmental hazards, such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses due to costs and/or liability incurred as a result of:

•

injury or loss of life;

•

severe damage to and destruction of property, natural resources and equipment;

•

pollution and other environmental damage;

•

clean-up responsibilities;

•

regulatory investigations and penalties;

•

suspension of our operations; and

•

repairs to resume operations.

Reserve estimates depend on many assumptions that may turn out to be inaccurate and any material inaccuracies in the reserve estimates or underlying assumptions of our properties will materially affect the quantities and present value of those reserves.

Estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of the available technical data and making many assumptions about future conditions, including price and other economic conditions.  In preparing such estimates, projection of production rates, timing of development expenditures and available geological, geophysical, production and engineering data are analyzed. The extent, quality and reliability of this data can vary. This process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. If our interpretations or assumptions used in arriving at our reserve estimates prove to be inaccurate, the amount of oil and gas that will ultimately be recovered may differ materially from the estimated quantities and net present value of reserves owned by us. Any inaccuracies in these interpretations or assumptions could also materially affect the estimated quantities of reserves shown in the reserve reports summarized herein. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses, decommissioning liabilities and quantities of recoverable oil and gas reserves most likely will vary from estimates. In addition, we may adjust estimates of any proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Unless we replace crude oil and natural gas reserves any future reserves and production will decline.

Our future crude oil and natural gas production will depend on our success in finding or acquiring additional reserves. If we are unable to replace any reserves through drilling or acquisitions, our level of production and cash flows will be adversely affected. In general, production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of crude oil and natural gas reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. We also may not be successful in raising funds to acquire additional reserves.

Relatively short production periods or reserve life for Gulf of Mexico properties subject us to higher reserve replacement needs and may impair our ability to reduce production during periods of low oil and natural gas prices.

High production rates generally result in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial few years when compared to other regions in the United States. Typically, 50 percent of the reserves of properties in the Gulf of Mexico are depleted within three to four years. Due to high initial production rates, production of reserves from reservoirs in the Gulf of Mexico generally decline more rapidly than from other producing reservoirs.  A significant amount of our prospects are in the Gulf of Mexico. As a result, our reserve replacement needs from new prospects may be greater than those of other oil and gas companies with longer-life reserves in other producing areas. Also, our expected revenues and return on capital will depend on prices prevailing during these relatively short production periods. Our need to generate revenues to fund ongoing capital commitments or repay debt may limit our ability to slow or shut in production from producing wells during periods of low prices for oil and natural gas.

The Company may need to obtain bonds or other surety in order to maintain compliance with those regulations promulgated by the BOEMRE.

For offshore operations, lessees must comply with the BOEMRE regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the Shelf and removal of facilities. To cover the various obligations of lessees on the U.S. Outer Continental Shelf of the Gulf of Mexico, the BOEMRE generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. We are currently reviewing whether we are exempt from the supplemental bonding requirements of the BOEMRE. The cost of these bonds or other surety could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. The cost of compliance with these supplemental bonding requirements could materially and adversely affect our financial condition, cash flows and results of operations.

The possible lack of business diversification may adversely affect our results of operations.

Unlike other entities that are geographically diversified, we do not have the resources to effectively diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating acquisitions only in the offshore Gulf of Mexico and Gulf Coast onshore our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we operate; and

•

result in our dependency upon a single or limited number of reserve basins.

In addition, the geographic concentration of our properties in the Gulf of Mexico and Gulf Coast onshore means that some or all of the properties could be affected should the region experience:

•

severe weather;

•

delays or decreases in production, the availability of equipment, facilities or services;

•

delays or decreases in the availability of capacity to transport, gather or process production; and/or

•

changes in the regulatory environment.

Because all or a number of the properties could experience many of the same conditions at the same time, these conditions could have a relatively greater impact on our results of operations than they might have on other producers who have properties over a wider geographic area.

Competition for oil and gas properties and prospects is intense and some of our competitors have larger financial, technical and personnel resources that could give them an advantage in evaluating and obtaining properties and prospects.

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and gas and securing trained personnel. Many of our competitors are major or independent oil and gas companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than we. We actively compete with other companies when acquiring new leases or oil and gas properties. These additional resources can be particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves.

We base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the day of the estimate. However, actual future net cash flows from our natural gas and oil properties will be affected by factors such as:

•

the volume, pricing and duration of our natural gas and oil hedging contracts

•

supply of and demand for natural gas and oil;

•

actual prices we receive for natural gas and oil;

•

our actual operating costs in producing natural gas and oil;

•

the amount and timing of our capital expenditures and decommissioning costs;

•

the amount and timing of actual production; and

•

changes in governmental regulations or taxation.

The timing of any production and our incurrence of expenses in connection with the development and production of natural gas and oil properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

Our offshore operations will involve special risks that could affect operations adversely.

Offshore operations are subject to a variety of operating risks specific to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of equipment and properties. In particular, we are not intending to put in place business interruption insurance due to its high cost. We therefore may not be able to rely on insurance coverage in the event of such natural phenomena.

Market conditions or transportation impediments may hinder access to oil and gas markets or delay production.

Market conditions, the unavailability of satisfactory oil and natural gas transportation or the remote location of our drilling operations may hinder our access to oil and natural gas markets or delay production. The availability of a ready market for oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines or trucking and terminal facilities.  We may be required to shut in wells or delay initial production for lack of a market or because of inadequacy or unavailability of pipeline or gathering system capacity. When that occurs, we will be unable to realize revenue from those wells until the production can be tied to a gathering system. This can result in considerable delays from the initial discovery of a reservoir to the actual production of the oil and gas and realization of revenues. In some cases, our wells may be tied back to platforms owned by parties with no economic interests in these wells. There can be no assurance that owners of such platforms will continue to operate the platforms. If the owners cease to operate the platforms or their processing equipment, we may be required to shut in the associated wells, which could adversely affect our results of operations.

We are not the operator on all of our properties and therefore are not in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves on such properties.

As we carry out our planned drilling program, we will not serve as operator of all planned wells. We currently operate or plan to operate a majority of our properties.  Because we have the majority or plurality of the working interest in the property or are the named operator under the applicable exploration or other agreement; including the non-exclusive portion of Aquamarine OCS Mustang Island Block MU 758, the Amber 3D shoot, and the Ruby-Diamond-Coral complex, we can control who will be the named operator. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•

the timing and amount of capital expenditures;

•

the availability of suitable offshore drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;

•

the operator’s expertise and financial resources;

•

approval of other participants in drilling wells;

•

selection of technology; and

•

the rate of production of the reserves.

Our insurance may not protect us against business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Due to market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. Although we will maintain insurance at levels we believe are appropriate and consistent with industry practice, we will not be fully insured against all risks, including high-cost business interruption insurance and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. Due to a number of catastrophic events such as the terrorist attacks on September 11, 2001 and Hurricanes Ivan, Katrina, Rita, Gustav and Ike, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry suffered extensive damage from Hurricanes Ivan, Katrina, Rita, Gustav and Ike. As a result, insurance costs have increased significantly from the costs that similarly situated participants in this industry have historically incurred. Insurers are requiring higher retention levels and limit the amount of insurance proceeds that are available after a major wind storm in the event that damages are incurred. If storm activity in the future is as severe as it was in 2005 or 2008, insurance underwriters may no longer insure Gulf of Mexico assets against weather-related damage. We do not intend to put in place business interruption insurance due to its high cost. This insurance may not be economically available in the future, which could adversely impact business prospects in the Gulf of Mexico and adversely impact our operations. If an accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

Our operations will be subject to environmental and other government laws and regulations that are costly and could potentially subject us to substantial liabilities.

Oil and gas exploration and production operations in the United States and the Gulf of Mexico are subject to extensive federal, state and local laws and regulations. Companies operating in the Gulf of Mexico are subject to laws and regulations addressing, among others, land use and lease permit restrictions, bonding and other financial assurance related to drilling and production activities, spacing of wells, unitization and pooling of properties, environmental and safety matters, plugging and abandonment of wells and associated infrastructure after production has ceased, operational reporting and taxation. Failure to comply with such laws and regulations can subject us to governmental sanctions, such as fines and penalties, as well as potential liability for personal injuries and property and natural resources damages. We may be required to make significant expenditures to comply with the requirements of these laws and regulations, and future laws or regulations, or any adverse change in the interpretation of existing laws and regulations, could increase such compliance costs. Regulatory requirements and restrictions could also delay or curtail our operations and could have a significant impact on our financial condition or results of operations.

Our oil and gas operations are subject to stringent laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

•

require the acquisition of a permit before drilling commences;

•

restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

•

limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•

impose substantial liabilities for pollution resulting from operations.

Failure to comply with these laws and regulations may result in:

•

the imposition of administrative, civil and/or criminal penalties;

•

incurring investigatory or remedial obligations; and

•

the imposition of injunctive relief, which could limit or restrict our operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Although we intend to be in compliance in all material respects with all applicable environmental laws and regulations, we cannot assure you that we will be able to comply with existing or new regulations. In addition, the risk of accidental spills, leakages or other circumstances could expose us to extensive liability.

We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect operations in any area.

Under certain environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, or if current or prior operations were conducted consistent with accepted standards of practice. Such liabilities can be significant, and if imposed could have a material adverse effect on our financial condition or results of operations.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

We currently do not hedge but believe that we will hedge in the near future.  Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

If we acquire properties, we may be unable to successfully integrate the operations of the properties we acquire.

Although we have no present intentions to acquire any properties, we expect that we will evaluate property acquisitions in the course of our ordinary business operations.  If we acquire any properties, the integration of the operations of the properties we acquire with our existing business will be a complex, time-consuming and costly process. Failure to successfully integrate the acquired businesses and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•

operating a larger organization;

•

coordinating geographically disparate organizations, systems and facilities;

•

integrating corporate, technological and administrative functions;

•

diverting management’s attention from other business concerns;

•

an increase in our indebtedness; and

•

potential environmental or regulatory liabilities and title problems.

The process of integrating our operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any business activities are interrupted as a result of the integration process, our business could suffer.

In addition, we face the risk of identifying, competing for and pursuing other acquisitions, which takes time and expense and diverts management’s attention from other activities.

If we are unable to effectively manage the commodity price risk of our production if energy prices fall, we may not realize the anticipated cash flows from our acquisitions.

We do not currently have commodity price risk; however, if we are able to produce oil and gas in the near future we may experience commodity price risk.  Compared to some other participants in the oil and gas industry, we are a relatively small company with modest resources. Therefore, there is the possibility that we may be unable to find counterparties willing to enter into derivative arrangements with us or be required to either purchase relatively expensive put options, or commit to deliver future production, to manage the commodity price risk of our future production. To the extent that we commit to deliver future production, we may be forced to make cash deposits available to counterparties as they mark to market these financial hedges. Proposed changes in regulations affecting derivatives may further limit or raise the cost, or increase the credit support required to hedge. This funding requirement may limit the level of commodity price risk management that we are prudently able to complete. In addition, we are unlikely to hedge undeveloped reserves to the same extent that we hedge the anticipated production from proved developed reserves. If we fail to manage the commodity price risk of our production and energy prices fall, we may not be able to realize the cash flows from our assets that are currently anticipated even if we are successful in increasing the production and ultimate recovery of reserves.

The properties we acquire may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all potential conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. We focus our review efforts on the higher-value properties or properties with known adverse conditions and will sample the remainder. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential. Inspections may not be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

Unanticipated decommissioning costs could materially adversely affect our future financial position and results of operations.

We may become responsible for unanticipated costs associated with abandoning and reclaiming wells, facilities and pipelines. Abandonment and reclamation of facilities and the costs associated therewith is often referred to as “decommissioning.” We do not currently anticipate decommissioning any facilities within the next 12 months. Should decommissioning be required that is not presently anticipated or the decommissioning be accelerated, such as can happen after a hurricane, such costs may exceed the value of reserves remaining at any particular time. We may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could have a material adverse effect on our financial position and results of operations.

If we are unable to acquire or renew permits and approvals required for operations, we may be forced to suspend or cease operations altogether.

The construction and operation of energy projects require numerous permits and approvals from governmental agencies. We may not be able to obtain all necessary permits and approvals, and as a result our operations may be adversely affected. In addition, obtaining all necessary permits and approvals may necessitate substantial expenditures and may create a risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements or local opposition.  We currently have all the necessary permits for our proposed projects save and except the permits to drill individual wells.  We do not anticipate any difficulty acquiring them at a cost of less than $10,000 per well before beginning any drilling operation

If we are unable to acquire or renew our lease on oil and gas properties we could be unable to drill additional wells.

As of the date of this Memorandum, the Company has renewed all of the acreage on which it had recorded any proved undeveloped reserves and does not believe any acreage that may expire in 2010 will have a material effect on any of its named projects.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

Risks Related to our Common Stock

We depend on key personnel, the loss of any of whom could materially adversely affect future operations.

Our success will depend to a large extent upon the efforts and abilities of our executive officers and key operations personnel, consisting of John Jurasin, our chief executive officer and chairman of the board, and Robert M. Gray, vice president of land and a member of the board of directors, Arthur Thomas McCarroll, vice president of exploration, and Timothy McCauley, vice president of engineering and exploratory drilling. The loss of the services of one or more of these key employees could have a material adverse effect on us. Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause us to incur greater costs, or prevent us from pursuing our exploitation strategy as quickly as we would otherwise wish to do.  To mitigate this risk, the Company has entered into employment agreements with John M. Jurasin, Robert M. Gray, Arthur Thomas McCarroll, and Timothy N. McCauley.

Future sales of our common stock in the public market could lower our stock price.

We will likely sell additional shares of common stock to raise capital.  We may also issue additional shares of common stock to finance future acquisitions or to pay for services rendered. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.  We will issue up to an additional 300,000 shares of common stock upon the exercise of warrants issued in a prior financing, which are exercisable at a price of $1.00 per share, and we have granted registration rights to these investors.  Additionally, we will issue up to an additional 121,500 shares of common stock upon exercise of a warrant issued to JFT in November 2010, which shares are exercisable at a price of $1.05 per share, and we have granted registration rights with respect to the underlying shares.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.  Moreover, any such sales may be dilutive to our existing stockholders.

We recently issued an aggregate of 3,543,205 shares for services rendered, which issuances may adversely affect the market value of our stock.

In August 2010, we issued 543,205 shares of common stock to a financial communications consultant, and 3,000,000 shares of common stock to our investment banker, both issuances for services to be rendered.  These issuances may be perceived as an overhang on the market and could depress any market that may develop for the Company common stock as well as the offering price of our equity securities in subsequent financings.

There is no assurance of continued public trading market for our common stock and being a low priced security may affect any market value of stock for our common stock.

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

A broker/dealer must also, orally or in writing, disclose prior to effecting a customer’s transaction in a “penny stock” (and thereafter confirm in writing):

•

the bid and offer price quotes in and for the “penny stock,” and the number of shares to which the quoted prices apply;

•

the brokerage firm’s compensation for the trade; and

•

the compensation received by the brokerage firm’s sales person for the trade.

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

Control by current shareholders.

The current shareholders have elected the directors and the directors have appointed current executive officers to serve the Company.  The current shareholders will continue to have the ability to elect the directors for the foreseeable future.  The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

There is not now, and there may not ever be, an active market for the Company’s common stock.

There currently is a limited public market for the Company’s common stock.  Further, although the common stock is currently quoted on the OTC Bulletin Board, trading of its common stock is extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the common stock issued upon conversion (voluntary or involuntary) of the Shares.  Accordingly, investors must assume they may have to bear the economic risk of an investment in the common stock for an indefinite period of time.  This severely limits the liquidity of the common stock, and would likely have a material adverse effect on the market price of the common stock and on the Company’s ability to raise additional capital.

The Company cannot assure you that the common stock will become liquid or that the common stock will be listed on a securities exchange.

Until the common stock is listed on an exchange, the Company expects its common stock to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system, or in the “pink sheets.”  In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock.  In addition, if the Company fails to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect the liquidity of the common stock.  This would also make it more difficult for the Company to raise additional capital.

The price of the Company’s common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of the common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•

actual or anticipated variations in the Company’s operating results;

•

announcements of developments by the Company or its competitors;

•

announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

adoption of new accounting standards affecting the Company’s industry;

•

additions or departures of key personnel;

•

adoption of new or revised regulation in the industry, particularly in light of the drilling moratorium in the Gulf of Mexico implemented in April 2010 arising from the oil spill caused by the sinking of the Deepwater Horizon;

•

sales of the Company’s common stock or other securities in the open market; and

•

other events or factors, many of which are beyond the Company’s control.

The stock market is subject to significant price and volume fluctuations. Price fluctuations could result in litigation being initiated against the Company, which litigation, whether or not successful, could result in substantial costs and diversion of its management’s attention and resources, which could harm the Company’s business and financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - [Removed and Reserved]

Item 5 – Other information

Not applicable.

Item 6 – Exhibits

Exhibit No.	Description
2.1* ***	Exchange Agreement, dated as of July 23, 2010, by and among Radiant Oil & Gas, Inc, Jurasin Oil & Gas, Inc., and the shareholders of Jurasin
2.2**	Amendment No. 1 to Reorganization Agreement, effective July 31, 2010, by and among Radiant Oil & Gas, Inc., Jurasin Oil & Gas, Inc., and the JOG Shareholders
3.1**	Articles of Incorporation of Radiant Oil & Gas, Inc.
3.2**	Amended and Restated Bylaws of Radiant Oil & Gas, Inc.
4.1**	Form of specimen certificate representing shares of Radiant Oil & Gas, Inc. common stock
4.2**	Form of debenture issued in $600,000 bridge financing
4.3**	Form of warrant issued in $600,000 bridge financing
10.1†**	Radiant Oil & Gas, Inc. 2010 Stock Option Plan
10.2**	Amended and Restated Secured Credit Agreement, dated April 30, 2008, by and between Amber Energy, LLC, and Macquarie Bank Limited.
10.3**	First Amendment to Amended and Restated Secured Credit Agreement, dated August 5, 2010, by and between Amber Energy, LLC and Macquarie Bank Limited
10.4**	Amended and Restated Senior First Lien Secured Credit Agreement, dated September 14, 2006, by and between Rampant Lion Energy, LLC and Macquarie Bank Limited
10.5**	First Amendment to Amended and Restated Senior First Lien Secured Credit Agreement, dated August 5, 2010, by and between Rampant Lion Energy, LLC and Macquarie Bank Limited
10.6**	Limited guaranty of Radiant for benefit of Macquarie Bank Limited
10.7**	Omnibus Amber Amendment
10.8**	Omnibus Rampant Lion Amendment
10.9**	Directors Agreement, dated August 5, 2010, by and between Radiant Oil & Gas, Inc. and Brian Rodriguez
10.10**	John Jurasin note dated August 5, 2010
10.11**	Form of Stock Option Agreement for Incentive Stock Options granted under the 2010 Stock Option Plan to various employees
10.12†**	Employment Agreement, dated as of August 5, 2010, by and between Radiant Oil & Gas and Robert M. Gray
10.13†**	Employment Agreement, dated as of August 5, 2010, by and between Radiant Oil & Gas and Timothy N. McCauley
10.14†**	Employment Agreement, dated as of August 5, 2010, by and between Radiant Oil & Gas and Arthur Thomas McCarroll
10.15†**	Employment Agreement, dated as of August 5, 2010, by and between Radiant Oil & Gas and John M. Jurasin
10.16**	Employment Agreement, dated as of August 5, 2010, by and between Radiant Oil & Gas and Allen W. Hobbs
10.17**	Indemnification Agreement of John Thomas Bridge & Opportunity Fund, LP

10.18 ** 10.19* 10.20 * 10.21* 10.22* 10.23* 10.24*

Indemnification Agreement of Brian Rodriguez

John Jurasin Note dated October 12, 2010

Third Amendment to Credit Agreement dated October, 19, 2010 by and between Rampant Lion Energy, LLC and Macquarie Bank Limited

Consulting Agreement dated July 29, 2010 by and between Radiant Oil & Gas, Inc. and Lighthouse Capital, Ltd

First Amendment to Consulting Agreement dated August 12, 2010 by and between Radiant Oil & Gas, Inc. and Lighthouse Capital, Ltd.

Investment Banking Agreement by and between Radiant Oil & Gas, Inc. and John Thomas Financial, Inc.

First Amendment to Investment Banking Agreement by and between Radiant Oil & Gas, Inc. and John Thomas Financial

22.1** 23.1* 23.2* 23.3*	List of Subsidiaries of Radiant Oil & Gas, Inc. Consent of Malone & Bailey, LLP. Consent of Ralph E. Davis Associates, Inc. Consent of Mire & Associates, Inc.
31.1 (1) 31.2 (1) 32.1 (1) 32.2 (1)	Certification of Principal Executive Officer Certification of Principal Financial Officer Certification of Principal Executive Officer Certification of Principal Financial Officer
99.1/A*

Audited Financial Statements of Jurasin Oil & Gas, Inc. for the fiscal years ended December 31, 2009 and 2008 and Unaudited Financial Statements of Jurasin Oil & Gas, Inc. for the quarter ended March 31, 2010 and the three and six months ended June 30, 2010

99.2*

Unaudited Pro Forma Financial Statements Radiant Oil & Gas, Inc. for the fiscal year ended December 31, 2009 and Unaudited Pro Forma Financial Statements of Radiant Oil & Gas, Inc. for the six months ended June 30, 2010

99.3*	Reserve report prepared by Ralph E. Davis Associates, Inc.
99.4*	Reserve report prepared by Meir &Associates, Inc

(1) Filed herewith

* Previously filed on Form 8-K dated November 5, 2010

** Previously filed on Form 8-K dated August 16, 2010.

*** The Company agrees to furnish to the SEC, upon request, a copy of any omitted schedule

† Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 22, 2010

RADIANT OIL & GAS, INC.

/s/ John M. Jurasin

John M. Jurasin, Chief Executive Officer,

Principal Accounting Officer, and

Chief Financial Officer