Form 10-K
period 2010-12-31
RADIANT OIL & GAS INC
filed 2011-04-15
CIK 928447

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

  X  .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-24688

RADIANT OIL & GAS, INC

(Name of Small Business Issuer in its Charter)

Nevada	27-2425368
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9700 Richmond Ave., Suite 124

 Houston, Texas 77042

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (832) 242-6000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. .      ..

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

 Yes        No      .

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $278,365.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Not applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of April 14, 2011 were 13,288,815

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15 of this Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties.  These statements involve known and unknown risks, uncertainties and other factors that may cause our results, performance or achievements to be materially different from any future results, performance or achievements express or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements.  All statements, other than historical facts, included in this Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the nature and amount thereof), business strategy and measures to implement strategy, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events or circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this form 10-K.  All forward-looking statements speak only as of the date of this Form 10-K.  We do not intend to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 1.   DESCRIPTION OF OUR BUSINESS

Radiant Oil and Gas, Inc. (“Radiant") is an independent oil and gas exploration and production company that operates in the Gulf Coast region of the United States of America, specifically, onshore and the state waters of Louisiana, USA and the federal waters offshore Texas in the Gulf of Mexico. Jurasin Oil & Gas, Inc. (“JOG”) is a Louisiana corporation chartered in 1994. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In August 2010, JOG completed a reverse acquisition transaction through an exchange agreement (“Reorganization”), with us whereby we acquired 100% of JOG’s issued and outstanding capital stock in exchange for 5,000,002 shares of our common stock.  The agreement provides for the issuance of up to an additional 1,000,000 shares of our common stock upon the satisfaction of certain performance conditions. As of December 31, 2010 performance conditions have been met that resulted in the issuance of 500,000 of these shares.  As a result of the reverse acquisition, JOG became our wholly-owned subsidiary and the former stockholders of JOG became the controlling stockholders of Radiant.  The share exchange with Radiant was treated as a reverse acquisition, with JOG as the accounting acquirer and Radiant as the acquired party.

Consequently, the assets and liabilities and the historical operations of JOG are reflected in the consolidated financial statements for periods prior to the Reorganization.  Our assets and liabilities will be recorded at the historical cost basis.  After the completion of the Reorganization our consolidated financial statements now include the assets and liabilities of both Radiant and JOG, JOG’s historical operations up through the closing date of the Reorganization and the combined operations of Radiant and JOG from the closing date of the Reorganization.

Effective September 9, 2010 Radiant effected a one for two reverse stock split.  The accompanying financial statements have been retroactively restated to reflect the stock split.

Radiant, also does business through our wholly owned subsidiaries, JOG, Rampant Lion Energy, LLC (“RLE”) and Jurasin Oil and Gas Operating Company (“JOGop”) and our 51% interest in Amber Energy, LLC (“AE”).

Our ability to continue as a going concern is dependent on our ability to raise additional capital and to refinance our Credit Facilities.  There can be no assurance that we will be successful in raising sufficient capital to continue to operate.  If we do not raise capital sufficient to fund our business plan, we will curtail operations.

At the end of 2010, we had contracts for gross acres permitted, leased, optioned, or farmed-in totaling 8,595 acres. An offshore block east of Corpus Christi, Texas contains 5,760 acres in approximately 140 feet of water while all other projects are located in South Louisiana either directly on land or in water depths not exceeding 10 feet.

Definitions

BCF = Billion cubic feet of natural gas;

BO/D = Barrels of oil per day

MBC = Thousand barrels of condensate

MBO = Thousand barrels oil;

MMBO = Million barrels of oil;

MMCF = Million cubic feet of natural gas

MMCF/D = Million cubic feet of natural gas per day

Mcfe = Thousand cubic feet of natural gas equivalent

TCF = Trillion cubic feet of natural gas;

Amber Energy LLC “AE”

Radiant owns 100% of JOG which owns a 51% membership interest in AE, a limited liability company. Macquarie Bank Ltd. (“MBL”) through its affiliate Macquarie Americas Corp (“MAC”) owns the remaining 49% membership interest in AE. The members share gains and losses in the same proportion as their membership interest.   AE has certain interests in 2 different project areas that are contiguous: the Ensminger Replacement Well Project and the Amber Project.  Radiant, through JOG, has operational control of AE subject only to the terms of the Credit Facility.  AE was formed as a project specific vehicle for the development of the Amber 3-D seismic project in St Mary Parish Louisiana.  As an incentive to MBL for lending capital, its subsidiary, Macquarie America Corporation (“MAC”), became a 25% equity owner in AE. The October 4, 2007 amended credit agreement also required that if AE still owed a specific amount of money under the Credit Facility on the second anniversary of the credit agreement, MAC’s interest would automatically increase to 49%. That increase became effective with no other action on October 5, 2009.

Amber Project. AE currently has a Seismic Permit Agreement, dated April 18, 2008, which was granted by Apache Corporation to complete a 3-D survey. The Seismic Permit Agreement was extended beyond its original expiration date at no cost and now expires on September 1, 2011. AE also owns interests in seismic permits on additional acreage in the project area. AE has an Exploration Agreement, dated October 6, 2008, with Energy XXI Onshore, LLC, which provides that AE and Energy XXI Onshore, LLC will each have a 50% working interest and share the costs of the seismic project in those proportions if this project is developed as well as in any proposed wells in which AE chooses to participate. AE’s interest in wells may be less if Apache chooses to participate in the drilling of wells on the Apache acreage subject to and under the terms of the Seismic Permit Agreement.    The Apache agreement provides Apache the option to participate as a working interest partner for approximately 12.5% of 100% of the working interest.  In the event Apache participates, AE and Energy XXI’s working interest would each be reduced to approximately 43.75% versus the current 50% working interest. AE will manage and operate the land and lease functions as well as the actual shooting of the seismic. AE will also lead the interpretation of the resultant seismic data and generation of prospects within the project. Energy XXI Onshore, LLC will operate the drilling and production of all wells in which it participates.

While at one time AE held additional permits and permits with options to lease in this area, these permits expired before the seismic could be shot. The proposed 3-D seismic survey would consist of 50 square miles or 32,000 acres.  Of this, AE has current permits or leases covering 990 acres. The Company’s plan is to renew the additional permits, commence the seismic shoot and acquire additional leaseholds; provided that at least $5,500,000 can be raised to fund this project. AE will be responsible for its 50% interest in this amount.  The Company expects to reacquire the permits and additional leasehold in 2011 and to begin the seismic shoot in late 2011 or early 2012. The Company anticipates its share of the cost to re-acquire the permits and additional leasehold to be between 10% and 15% its total $2,750,000 capital requirement to complete the seismic survey.

Several regional 3-D seismic programs were shot several years ago that acquired data in and around but not over the entire project area. The plan is to augment the existing 3-D coverage by shooting the gaps between the existing programs to get full fold coverage over the objective area that has not been 3-D’ed. Seismic data can delineate the location of reserves but, on its own, cannot prove with reasonable certainty the actual reserves contained in a location. This project area will require land rig locations to fully develop.

In connection with the Seismic Permit Agreement with Apache Corporation, we entered into an Exploration Agreement with Apache Corporation. Apache’s acreage is subject to a pending lawsuit regarding the retention by Apache of non-producing deep rights of some of the various underlying leases. The Company does not believe that this litigation will have a material impact on the Company or its operations.  The pending lawsuit was filed against Apache by certain of the landowners for alleged environmental damages and lack of development of the deeper horizons (below current production) prior to AE obtaining the seismic permit and sub-lease.  AE is not a party to the suit and we believe that the obtaining of a permit and sub-lease does not subject AE to becoming a party to the lawsuit.  Management believes that Apache, by virtue of the agreement with AE, has diffused the issue of lack of development of deep rights since the purpose of the program is to develop such rights.  To management’s knowledge, the suit is dormant and the decision to proceed is an acceptable business risk.

Ensminger Replacement Well Project: The Ensminger Replacement Well Project covers 634 acres, in which AE holds a 12.5% working interest before pay out and a 15% working interest after pay out (net of sublease described below). Energy XXI Onshore, LLC (“Energy XXI”), a 50% working interest owner, is the operator for this project. AE entered into an Exploration and Ratification and Joinder Agreement, dated effective February 1, 2010, with J&S 2008 Program, LLC and others (collectively “J&S”) for the drilling of the replacement well. Under the terms of the agreement, AE is not responsible for funding the drilling and completion of the initial well in connection with this project in exchange for the sub-leasing to J&S of a 37.5% interest in the project before payout and 35% interest in the project after payout. The Ensminger #2 well was drilled to a Total Vertical depth of 15,101’. The operator was unable to log the lowest portion of the well and the participants are using 3-D seismic to determine in which direction a contemplated side-tracking of the well should be pursued.  For safety reasons, the well has been temporarily abandoned during this evaluation period. The Company believes that the side-tracking may be considered a part of the original well drilling and, as such, the Company would not be responsible for any associated costs. AE will be responsible for its proportionate share of the drilling and completion costs of any additional wells on this project.  The Company does not anticipate an additional well until 2012.

In the first quarter of 2011, the company participated in an operation in the original Ensminger #1 well in which the well was cleaned out to a depth below the 69 sand.  This operation provided data that sets up the well as a potential sidetrack into the 68 sand, thereby providing an option for sidetrack operations on a well other than the Ensminger #2 well.  On the way out of the hole the lower part of the 67 sand was perforated and showed an initial bottom hole pressure of over 8000 pounds but was deemed non-commercial.  The company and partners elected not to set this well up for production and the Company is further evaluating the well for proposed future operations as a sidetrack into the 68 sand or to add additional perforations into the 67 sand.

The 3D seismic data was reprocessed by Seismic Exchange, Inc. for AVO attributes.  The company has used this new data set to reinterpret the structural geology of the project the results of which are included in the footnotes which provided for reserve additions for the well and reservoir.

Energy XXI has indicated that they would relinquish their interest in the project to the participants and the company is contemplating absorbing the EXXI relinquished interest for a possible overall interest of over 50 % working interest with operations, subject to other partner elections.   The company is mindful of any lease expirations and has successfully negotiated with the landowners and leaseholders in the past to facilitate primary and or extended operations on the leasehold.  Due to this history with the landowners originating in 2002 management believes that it can extend lease terms if necessary although this is not certain.  Management is currently moving forward with contingency plans on the leasehold.

The Ensminger Replacement Well Project is located onshore in sugar cane fields in St. Mary Parish, Louisiana. The drilling of the Ensminger #2 replacement well to the Ensminger #1 was   operated by Energy XXI. Additional operations would now, upon final approval of participants, be operated by the Company. The Ensminger # 1 well was a project originated and originally funded by management and  was drilled in 2004 in partnership with Exxon Mobil Corp. and Century Exploration New Orleans, Inc. and it discovered a depletion-drive field from the Planulina Pay Sands at approximately 15,000’ Total Vertical Depth.

The Ensminger #1 well produced from the lower Planulina 69 Sand at a maximum productive rate of 10.4 MMCF/D and 205 BO/D, with what we estimate to be cumulative production of over 3.25 BCF and 49 MBO (from only 6 feet of pay; the thinnest of the three pay sands. The operator shut in production while the well was still producing at a rate of 2 MMCF/D and 11 BO/D with no formation water. The plan was to abandon the 69 Sand and re-complete in the 68 Sand with an expected production rate of 18 MMCF/D. During the recompletion, the operator lost tools in the hole, and subsequent failed fishing operations resulted in damage to the casing; making further use of the well bore unfeasible.

In connection with the assignment of interest from ExxonMobil Corp, and Century Exploration New Orleans, Inc., AE assumed the obligation to plug the Ensminger #1 well, which includes providing a bond in the amount of $730,000, which we obtained by collateralizing our assets under the letter of credit pursuant to the AE Credit Facility. Energy XXI Offshore has already assumed its 50% share of the bond. J&S will assume its share of this obligation upon final completion of the replacement well as a producing well. In the event the project is not successful, the well(s) will be plugged in accordance with state regulations and the bond will be released. AE’s current share of the bond’s collateralization is $365,000. After assumption of all participants’ shares, AE will be responsible for $109,500 of the bond.  The Company has accrued for its share of the obligation to plug the well as part of its Asset Retirement Obligation.

Rampant Lion ”RLE”

Radiant owns 100% of RLE via its 100% ownership of JOG. RLE owns working and overriding royalty interests in a lease, comprising approximately 5,760 acres located in the federal waters offshore Texas. The Aquamarine Project is approximately 28 miles from shore and is located in 140’ of water.  Management had prior discussion and contract negotiation with EOG Resources, Inc. (“EOG”) regarding a platform owned by EOG and which is currently active as a pipeline hub.  Management also appraised the platform’s utility during that time and did an onsite inspection, with EOG’s approval.  Due to this history, management believes that, if prudent and economic at the time, an agreement can be made to utilize the platform for the drilling and producing of our prospective wells.

The platform would only be put back into service once the first well is ready to be drilled which we expect will be in 2012 or later The acreage position in which RLE holds its interest in the Aquamarine Project is subdivided into an exclusive area (Aquamarine Project – Marg A- Exclusive) and a non-exclusive area (Marg A-5 Non-Excusive). In the entirety of the leasehold, Offshore Paragon Petroleum Inc. (“Paragon”) enjoys a back-in after project payout (being the payout of all costs attributable to the drilling, completion, equipping and operating of the first two wells drilled on the block) of 10% of 8/8ths working interest which interest shall be subject to all royalties and other burdens in existence as of February 2006. Paragon shall have the same right to participate or not in any future wells drilled and, if participating, will pay its proportionate share of drilling and other costs incurred. Failure to participate shall be subject to any penalties as provided for in the applicable Joint operating Agreement. Please see “Risks Related To Our Business” for a discussion of the recent moratorium imposed by the federal government regarding the drilling of wells in federal waters.

Aquamarine Project – Marg A Exclusive Area.

Marg A Exclusive includes 2,520 acres located in the federal waters offshore Texas, more specifically Mustang Island Block MU 758. Pursuant to the participation agreements with Challenger Minerals, Inc. and Medco Energi US, LLC, the Company holds an 11.25% working interest upon the well’s first production, a 28.125% working interest after the well pays out (assuming the Company exercises its right to back-in for an additional 16.885%), and a 21.325% working interest after the project pays out and assuming that Paragon Petroleum, Inc. elects to back-in for a 10% of 8/8ths working interest. In the event Paragon Petroleum does not elect to exercise its option, the Company’s interest will remain at 28.125%.A well was re-completed in May 2010 and production resumed shortly thereafter. Medco Energi US, LLC is the operator for this project.

There is currently one well producing from the field. It is supported from a caisson which is tied into the MU 759 “B” production platform, located on a contiguous block. Chevron Corporation (“Chevron”) discovered normally-pressured multiple pays in the Rob L, Rob M and Marg A sands in 1977. Chevron set the ‘A’ platform and successfully drilled and completed 6 wells. The block has cumulative production of 96 BCF and 67 MBO. The last date of production from this platform was in 1994. RLE generated and caused the Medco #1 well to be drilled in October 2006. This well tested the under-produced Marg A sands in a structurally higher position than the Chevron wells. The Medco well was successful in finding 103’ of net pay in 7 sands. The well was successfully tested in the Marg A at 2.5 MMCF/D & Marg A-2 sands at 1.75 MMCF/D and was producing from the Marg A – B sand at 1.75 MMCF/D. Our strategy is to prove up additional reserves by developing the sands tested above and the other pay sands seen in the initial well. The Company’s capital requirement for developing these sands is expected to be less than $15,000 through 2011.  We believe that the trap is a downthrown 3 and 4-way closure and that the sands are consistent across the structure and block.

Aquamarine Project – Marg A-5 Non-Exclusive.

Marg A-5 is located on Mustang Island Block MU 758 in the federal waters offshore Texas. We currently hold a 100% working interest on 3,240 acres that make up the Aquamarine Project – Marg A-5. The acreage is HBP (held by production).  As 100% working interest owner, we anticipate being the operator for this project. There is currently no activity on this project. In order to drill and complete a well on this project, the Company anticipates it will need to raise an additional $15,000,000 from third parties through debt, issuance of equity, or sale of partial interest in the project. The Company does not anticipate spending any capital on this project through 2011.

RLE has identified a normally-pressured Marg A-5 prospect on the northeast portion of our block. The Marg A-5 sand is the lowermost of the Marg A sands locally. There is approximately 2,500’ of gross sand section in the Marg A. Although our primary target is the Marg A-5, we intend to test the majority of this section in a trapping position.

In the adjacent block to the east, MU 759, EOG discovered commercial gas in January 1994. We understand that EOG drilled 6 productive well and set two structures, and that they found pay in 8 sands within the Marg A section. The wells have cumulatively produced 45.5 BCF and 165 MBO. These sands are normally-pressured. The trap is up-thrown with 3 way dip closure. Seismically, there is some amplitude anomalies with phase changes within the Marg A section that are direct ties to the pay sands, including the Marg A-5.

We have interpreted 3D seismic and have integrated it with the sub-surface control. Our prospect is up-thrown with 3 way dip closure and has an amplitude anomaly with phase changes at the Marg A-5 level. Approximately 7,000’ to the northwest, Chevron drilled its #1 well in November 1985. This well encountered 65’ of Marg A-5 sand at 9,710’. The sand is in a non-trapping position and had no amplitude or phase change characteristics. At our location, we will be >200’ high to this well at the Marg A-5 sand level. The prospect has 335 acres of closure.

Ruby-Diamond-Coral Project

There are currently 4 leases that comprise this prospect. We have a 65% working interest in the Ruby-Diamond-Coral Project before pay out and a 56.25% working interest after pay out. We intend to act as the operator of this project to drill and complete a well.  Ruby-Diamond-Coral consists of 1,481 gross acres in shallow Louisiana state waters offshore St. Mary Parish. Some additional leasing may be required before drilling is initiated.

Pursuant to an Option Agreement dated April 15, 2008, with Energy XXI, Energy XXI was to acquire 100% of the leases and we were provided the option to participate for a 25% working interest. The Option Agreement was subsequently assigned to Buccaneer Resources, LLC “Buccaneer”. As of the date hereof, none of the leases had been assigned to Buccaneer Resources, LLC pursuant to the Option Agreement, although they will be upon request by Buccaneer.

In addition, pursuant to an Exploration Agreement among JOG, Sweet Bay Exploration, LLC “Sweet Bay” and Energy XXI, JOG and Sweet Bay were provided the right to receive a permanent overriding interest of 2.5% and a 2% overriding interest which could be converted into a 25% working interest at payout. Subsequently, Energy XXI withdrew from the project but the Exploration Agreement has never been amended to reflect the terms between the remaining parties. We anticipate amending the Exploration Agreement in the second quarter of 2011 to reflect all current terms.

The Ruby-Diamond-Coral Prospect is a multiple well prospect in an old Shell Oil Company field, which has produced 509 BCF and 65 MMBO.  The prospect includes drilling in a new fault block extension of the Eugene Island Block 18 field. The primary objectives are the geopressured Text. W. sands which have produced 103 BCF and 2.8 MMBC in the field proper. Three Text W sands, ranging in depths from 12,300′to 12,800′ are the specific prospect targets. The initial proposed well will be a re-entry and a sidetrack from the inactive COCKRELL #1 SL 14354 borehole. A directional well will be drilled to 13,702′MD (13,000′ TVD). The estimated net cost to drill and complete the proposed sidetrack is $3,450,000. We expect to fund this project with the issuance of equity, or to sell a portion or all of our interest which could include having our interest carried and significantly reduce or eliminate our capital requirement.

The secondary objective in the Ruby-Diamond Coral Prospect is the Cib. Op (Middle Miocene) sands in a deeper pool reservoir in a gas productive fault block at an estimated depth of 15,500’. The prospect is covered with 3-D seismic.  The Company does not expect to drill to the Cib Op in 2011 unless we are able to sell a portion of our interest and significantly reduce or eliminate our capital requirement.

In the following tables under Productive Wells, Drilling Activity and Acreage, “Gross” refers to the total project amount and “Net” refers to our proportionate share of that item based on our working interest.

Priority of projects

The Company intends to proceed with the projects as capital is raised with priority given to projects most ready to execute.  Management’s order of priority of projects is as follows:

1.

Ensminger Replacement Well Project -- Continue operations on the well for which we expect to execute as stated above.

2.

Ruby, Diamond, Coral Project –Drill the initial proposed well which is a re-entry and sidetrack out of the Cockrell #1 well as discussed above.

3.

AE Project.   Continue with re-activation of our lease position for which title work has been completed.  Execute as described above.

4.

RLE --Aquamarine-Marg A 5 Exclusive Area and Aquamarine-Marg A 5 Non-Exclusive Area .  Due to the economics with current gas pricing, we do not intend to pursue these projects on an immediate basis.  We shall monitor pricing and economics to determine when or if to execute on the project.

The priority of projects may fluctuate as dictated by issues such as variance of oil and gas pricing, ability to timely execute on acreage acquisition, change in government regulation, amount of capital raised to execute on our projects, in addition to the factors cited in the section titled “Risk Factors”.

ITEM 1A.   RISK FACTORS

Risks Related to our Financial Condition

We currently have nominal revenues, have experienced losses, and anticipate that we will continue to incur losses for the foreseeable future.

During the twelve months ended December 31, 2010 and December 31, 2009, Radiant generated net revenues of $169,649 and $106,502, respectively. For the twelve months ended December 31, 2010, Radiant operating expenses were $2,898,691 resulting in a loss from operations of $2,729,042. For the twelve months ended December 31, 2009, Radiant operating expenses were $843,282, resulting in a loss from operations of $736,780. It should be expected that we will continue to experience operating losses at least through 2011. There can be no assurance that we will ever achieve net income from operations or otherwise become profitable.

We have negative cash flow from operations.

We have historically experienced losses and negative cash flows from operations and these conditions raise substantial doubt about our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity. We believe that our negative cash flow from operations will continue at least through 2011. There can be no assurance that we will ever be able to raise sufficient capital to generate positive cash flow from operations.

We will need to raise significant capital during 2011.

At December 31, 2010, we had current assets of $440,903, current liabilities of $6,214,933 and $5,774,030 of negative working capital. As of this date, the Company has nominal current assets and a significant working capital deficit. The Company intends to raise up to $12,000,000 during 2011 to fund capital expenditures, working capital needs and reduce debt in 2011. In September 2011, the Company will be required to pay off or refinance the Credit Facility in the amount of approximately $3,379,000 (on a stand-alone basis, RLE and AE owed approximately $5,513,000). There can be no assurance that the Company will be able to refinance the AE Credit Facility and/or the RLE Credit Facility. MBL has agreed to convert $1,000,000 of the Credit Facility into up shares of Company’s common stock pursuant to the Debt Conversion. The failure to refinance the Credit Facility on acceptable terms will cause the Company to curtail operations. Implementation of the Company business strategy will require approximately $6,065,000 of initial capital expenditures and $2,000,000 of working capital in 2011 to further develop the business plan. There can be no assurance that that the best-efforts financings will result in required fundings on favorable terms, if at all. The failure to raise needed funds would have a material adverse effect on our business, financial condition, operating results and prospects, could cause us to curtail operations.   See “Risk factor – We expect to have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms.”

We have a Going Concern

As of December 31, 2010, our auditor determined that our financial conditions raised substantial doubt as to our ability to continue as a going concern. Management plans to raise equity financing and to restructure our Credit Facility. Our ability to continue as a going concern is dependent on our ability to raise additional capital and refinance our Credit Facility, of which there can be no assurance that we will be successful. If we do not raise capital sufficient to fund our business plan, we may not survive.

The terms of AE’s and RLE’s debt obligation subject us to the risk of foreclosure on all of AE’s and RLE’s respective assets and imposes restrictions that may limit our ability to take certain actions.

Our subsidiaries AE and RLE both have secured credit facilities with MBL. All of the RLE and AE assets secure the Credit Facility. As of the date hereof, the outstanding principal and interest on the Credit Facility was approximately $3,379,000 (on a stand-alone basis, RLE and AE owed approximately $5,513,000). The Credit Facility matures in March 2011. Radiant is prohibited from taking any material action without the consent of MBL including selling or disposing of any assets of AE and RLE. To secure the payment of all obligations owed pursuant to the Credit Facility, AE and RLE, respectfully, granted the bank a security interest and lien on all of their respective assets. The occurrence of an event of default under any of our obligations would constitute a cross-default and would subject us to foreclosure to the extent necessary to repay any amounts due. If the bank were to foreclose on either AE’s or RLE’s assets, such event would have a material adverse effect on our financial condition.

Failure to retire or refinance either the AE Credit Facility or the RLE Credit Facility will adversely affect our financial condition.

We do not have sufficient funds to repay the AE Credit Facility and the RLE Credit Facility when our debt obligations to them become due. Accordingly, we will be required to obtain funds to repay the Credit Facility either through refinancing or the issuance of additional equity or debt securities. As we have no commitment in place to effect such actions, there is no assurance that we can refinance such indebtedness. The failure to refinance either the AE Credit Facility or the RLE Credit Facility would adversely affect the Company and could cause us to curtail operations.

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

In April 2010, the Company entered into a reorganization agreement with Jurasin that terminated as conditions precedent to closing, were not satisfied. A third party finder was to receive 780,000 shares (on a post split basis) pursuant to this agreement for services relating to the reorganization, not related financing efforts.   As such agreement was terminated due to closing conditions not being satisfied such party is not entitled to receive any shares of Company common stock. While this party has stated to one of our directors that he is entitled to an unspecified number of shares, the Company intends to vigorously defend any claim made against the Company and any of its directors by this third party. As no formal demand against the Company has been made, it is not possible to quantify such claim.

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

•

level of global oil and natural gas inventories;

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

The Company may need to obtain bonds or other surety in order to maintain compliance with those regulations promulgated by the BOEMRE (MMS).

For offshore operations, lessees must comply with the BOEMRE (MMS) regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the Shelf and removal of facilities. To cover the various obligations of lessees on the U.S. Outer Continental Shelf of the Gulf of Mexico, the BOEMRE (MMS)   generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. We are currently reviewing whether we are exempt from the supplemental bonding requirements of the BOEMRE (MMS). The cost of these bonds or other surety could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. The cost of compliance with these supplemental bonding requirements could materially and adversely affect our financial condition, cash flows and results of operations.

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

As we carry out our planned drilling program, we will not serve as operator of all planned wells. It is expected that AE will be the operator of its seismic shooting, it is expected that Energy XXI will be the operator of the AE and Ensminger projects.  It is expected that Medco will be the operator of the Aquamarine Exclusive area and that a third party will operate the Baldwin project.  It is management’s expectation that the Company will operate the Aquamarine – Non-Exclusive project as well as the Ruby-Diamond-Corel project.  As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities.

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

•

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

We may become responsible for unanticipated costs associated with abandoning and reclaiming wells, facilities and pipelines. Abandonment and reclamation of facilities and the costs associated therewith is often referred to as “decommissioning.” We do not currently anticipate decommissioning any facilities within the next year.  Should decommissioning be required that is not presently anticipated or the decommissioning be accelerated, such as can happen after a hurricane, such costs may exceed the value of reserves remaining at any particular time. We may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could have a material adverse effect on our financial position and results of operations.

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

The Company’s lease on the Ensminger well expires in April 2011.   The Company expects to either begin an operation that will extend the lease or will be able to negotiate a new lease although there can be no assurance we will be successful.  If we are unable to extend or renew the lease, the impact on the Company’s proved undeveloped reserves as of December 31, 2010 would be a reduction of 1.2 BCFe and $4.1 million of projected discounted cash flows.

Risks Related to our Common Stock

We depend on key personnel, the loss of any of whom could materially adversely affect future operations.

Our success will depend to a large extent upon the efforts and abilities of our executive officer and chairman of the board, John Jurasin. The loss of the services of this key employee could have a material adverse effect on us. Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause us to incur greater costs, or prevent us from pursuing our exploitation strategy as quickly as we would otherwise wish to do. To mitigate this risk, the Company has entered into an  employment agreements with Mr. Jurasin.

Future sales of our common stock in the public market could lower our stock price.

We will likely sell additional shares of common stock to raise capital. We may also issue additional shares of common stock to finance future acquisitions, services rendered or equity raises. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.  Moreover, any such sales may be dilutive to our existing stockholders.

We recently issued an aggregate of 3,543,205 shares for services rendered, which issuances may adversely affect the market value of our stock.

In July and August 2010, we issued 543,205 shares of common stock to an investor relations consultant, and 3,000,000 shares of common stock (of which 2,000,000 are subject to forfeiture) to an investment banker, both issuances for services to be rendered. These issuances may be perceived as an overhang on the market and could depress any market that may develop for the Company common stock as well as the offering price of our equity securities in subsequent financings.

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

Subject to limited exceptions, a broker/dealer must obtain information from a customer concerning the customer’s financial situation, investment experience and investment objectives and, based on the information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in “penny stocks” are suitable for the customer, that the customer has sufficient knowledge and experience in financial matters, and that the customer reasonably may be expected to be capable of evaluating the risks of transactions in “penny stocks.” A broker/dealer must, at least two business (2) days prior to effecting a customer’s first purchase of a “penny stock” send a statement of this determination, together with other disclosures required by the SEC, to the customer, and the broker/dealer must receive a signed and dated copy of the statement prior to effecting the customer’s first purchase of a “penny stock”.

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

We may issue preferred stock.

Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of blank check preferred stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

Productive Wells

The following table sets forth our working interests in productive wells:

December 31, 2010
	Gross	Net
Natural Gas	1.1125
Crude Oil	-	-
Total	1.1125

Our only productive well is the Medco MU 758 B-1 well.

Drilling Activity

The following table sets forth our drilling activity.

	Year Ended December 31,
	2010		2009
	Gross	Net	Gross	Net
Productive Wells
Development	-	-	-	-
Exploratory	-	-	-	-
Total	-	-	-	-
Non productive wells
Development	1.062		-	-
Exploratory	-	-	-	-
Total	1.062		-	-

The only well we drilled in 2010 was the Ensminger #2.  The well is temporarily abandoned subject to further evaluation.

Acreage

The following table sets forth our working interests in developed and undeveloped acreage:

December 31, 2010
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Onshore	0	0	1,354	276	1,354	276
Offshore	2,520	284	4,721	4,203	7,241	4,486
Total	2,520	284	6,075	4,479	8,595	4,762

Our estimate of acreage includes those that we directly own and our pro rata share of acreage associated with AE which is accounted for on a proportional consolidation basis. Our interest in AE was 51% as of December 31, 2009.

The following table summarizes potential expiration of our onshore and offshore undeveloped:

	December 31
	2011		2012		2013
	Gross	Net	Gross	Net	Gross	Net
Onshore	1,354	276	0	0	0	0
Offshore	0	0	0	0	1,445	939
Total	1,354	276	0	0	1,445	939

All of the Company’s onshore leases expire in 2011.  If the Company does not begin drilling operations on the Ensminger lease by April 20, 2011 then the lease (364 gross acres, 23 net acres) will expire.  The Company is reviewing its alternatives to bring operations or to re-lease the acreage.  The Company’s Amber lease of 990 gross and 252 net acres expires on September 1, 2011.  The Company anticipates beginning operations to hold the lease.  Otherwise the estimated lease renewal cost is $300,000 gross and $76,500 net.

Capital Expenditures, Including Oil and Gas Costs Incurred

Property acquisition costs:

	Year Ended December 31,
	2010	2009
	(In Thousands)
Oil and Gas Activities
Development	$9	$39
Exploration	122	53
Property acquisitions	33	149
Administrative and Other	--	--
Capital Expenditures, Including Acquisitions	164	241
Cost recovery	(471)	--
Adjustment of interest in investee		(599)
Total costs incurred	$(307)	$(358)

Oil and Gas Production and Prices

The following table sets forth our average daily production  and average sales prices from our net ownership:

	Year Ended December 31,
	2010	2009
Sales Volumes per Day
Natural gas (Mcf)	107	50
Crude Oil (Bbls)	0.2	0.4
Total (Mcfe)	108	52.3
Percent of Mcfe from crude oil	0.9%	0.8%
Average Sales Price
Natural Gas per Mcf	$4.25	$3.85
Crude oil per Bbl	$69.48	$63.19

Production increased as a result of a successful workover on the MU 758 B1 well.

Production Unit Costs

The following table sets forth our production unit costs. Production costs include lease operating expense and production taxes.

	Year Ended December 31,
	2010	2009
Average Costs per McfE	$1.64	$12.08
Production Costs
Lease operating expense	54,946	109,676
Gathering and Processing	7,300	13,500
Workover and maintenance	1,592	150,637
Production Taxes	651	4,570
Total production costs	$64,489	$278,383

Lease operating expenses decreased as the operator of the MU 758 B1 well performed unsuccessful workover operations in 2009 along with the expense of relieving fluid buildup on the MU 758 B-1 well.

Reserves

The disclosure requirements for registrants engaged in oil and gas producing activities are prescribed by Rule 4-10 of Regulation S-X and Industry Guide 2 of Regulation S-K.  Under these guidelines proved oil and gas reserves are defined as those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.  Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project. Reasonable certainty means a high degree of confidence that the quantities will be recovered.

Proved Undeveloped Oil and Gas Reserves

Undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

The Company’s total estimated proved undeveloped reserves of 6,815 MMCFE as of December 31, 2010, increased by 3,911 as a result of upward revisions on our Ensminger project and the addition of reserves on our Coral Project. The Company’s proved undeveloped reserves are contained in these two projects and Radiant did not spend any capital to convert proved undeveloped reserves to proved developed reserves in 2010.    The company sub-leased a portion of its interest in its PUD reserves in exchange for being carried on the initial drilling operations of the Ensminger well so there was no capital requirement in 2010.  The initial operations performed in 2010 were not successful and the Company expects to spend approximately $242,000 on Ensminger and $3.5 million on Coral in 2011 to convert proved undeveloped reserves to proved developed reserves.

The Company currently has one proved developed well (Medco MU 758 B1). The following table summarizes the Company’s reserves at December 31, 2010:

The following table sets forth the company’s reserves:

Reserves at December 31, 2010
Reserve Category	Oil (Mbls)	Natural Gas (MMCF)	Total MMCFE	PV-10 (In Thousands) (1)
Proved Developed
United States	.38	395	397	$527
Proved Undeveloped
United States	152	5,904	6,815	$16,811
Total Proved	152	6,299	7,212	$17,338

(1) PV-10 reflects the present value of our estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using the average price from the first day of every month in 2010) without giving effect to non-property related expenses such as general and administrative expenses, debt service, DD&A expense and discounted at 10 percent per year before income taxes. Average prices in effect for 2010 were $79.43 per barrel of oil and $4.38 per MMBTU of natural gas, excluding differentials.

Our estimate of proved reserves includes those that we directly own and our pro rata share of proved reserves associated with AE, which is accounted for on a proportional consolidation basis. Our interest in AE was 51% as of December 31, 2010.

Preparation of Oil and Gas Reserves

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.  As additional geosciences, engineering and economic data are obtained, proved reserve estimates are more likely to increase or decrease than to remain the same.  These estimates are thoroughly reviewed and revised upward or downward as warranted.

The reserves in this report have been estimated using deterministic methods. For wells classified as proved developed producing where sufficient production history existed, reserves were based on individual well performance evaluation and production decline curve extrapolation techniques. For undeveloped locations and wells that lacked sufficient production history, reserves were based on analogy to producing wells within the same area exhibiting similar geologic and reservoir characteristics, combined with volumetric methods. The volumetric estimates were based on geologic maps and rock and fluid properties derived from well logs, core data, pressure measurements, and fluid samples. Well spacing was determined from drainage patterns derived from a combination of performance-based recoveries and volumetric estimates for each area or field. Proved undeveloped locations were limited to areas of uniformly high quality reservoir properties, between existing commercial producers

Radiant’s Vice President, Tim McCauley is the person primarily responsible for overseeing the third party engineers we have engaged to prepare our proved reserve estimates. Mr. McCauley has served as Vice President – Engineering and Exploratory Drilling since April 2009, and of Radiant since August 2010. From 2008 to 2009, Mr. McCauley was the engineering manager for AGR Turn Key Drilling. From 2005 through 2008, Mr. McCauley was a drilling engineer and a drilling manager for Applied Drilling Technology. Mr. McCauley received his bachelor’s degree in petroleum engineering in 1996 from Texas A&M University. Mr. McCauley is a member of the Society of Petroleum Engineers, International Association of Drilling Contractors and Houston Sport and Social..  Our proved developed reserve estimate and the proved undeveloped reserves relating to the Coral project disclosed in this report were prepared by Mire & Associates, Inc.  The person responsible for preparing the report was Kurt Mire.  Mr. Mire is a senior engineering professional with over twenty five years of reservoir and production engineering experience with majors, independents consulting firms and as an independent consultant.  He has a broad range of experience in the Gulf of Mexico, onshore Gulf Coast, Mid-continent, West Texas, East Texas, Venezuela, Brazil, India and Iraq.  He has extensive experience in reserves evaluation and has a Bachelor of Science in Petroleum Engineering for the University of Southwestern Louisiana. Our proved undeveloped reserve estimate disclosed in this report was prepared by Ralph E. Davis Associates, Inc.  The person responsible for preparing the report was Allen L. Kelley, Vice President.  Mr. Kelley has over twenty five years experience in reservoir studies.  He has evaluated energy properties throughout the major basins in North America and has done extensive work in unconventional tight gas sand reservoirs.  He has participated on the U.S. Potential Gas Committee since 1990 and currently sits on the editorial committee.  Mr. Kelley is a graduate of Texas Tech University with a degree in Geology.

Marketing and Customers

We intend to market substantially all of our oil and natural gas production from the properties we operate. The majority of our operated oil gas production will likely be sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices.

Nearly 100 percent of our total oil and natural gas revenues during the years ended December 31, 2010 and 2009 came from production on the Aquamarine project.  Medco Energi US (“Medco”) is the operator of this project and RLE has chosen to allow the operator to market its share of production.  Therefore, nearly 100% of our oil and gas sales were to Medco.  We have the right to market our own production and believe that there are other customers who would purchase all or substantially all of our production in the event that Medco Energi US LLC curtailed its purchases. The Company has not entered into discussions with any other potential customers.

We transport most of our oil and gas through third-party gathering systems and pipelines. Transportation space on these gathering systems and pipelines is normally readily available. Our ability to market our oil and gas may at times be limited or delayed due to restricted or unavailable transportation space or weather damage, and cash flow from the affected properties could be adversely affected.

Competition

The oil and gas industry is intensely competitive. This is particularly true in the competition for acquisitions of prospective oil and natural gas properties and oil and gas reserves. We believe that the location of our leasehold acreage, our exploration, drilling, and production expertise, and the experience and knowledge of our management and industry partners enable us to compete effectively in our core operating areas. Notwithstanding our talents and assets, we still face stiff competition from a substantial number of major and independent oil and gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development, and production of oil and natural gas reserves, but also have refining operations, market refined products, own drilling rigs, and generate electricity. We also compete with other oil and natural gas companies in attempting to secure drilling rigs and other equipment necessary for the drilling and completion of wells. We are seeing signs of loosening rig availability, although it is quite specific by region.

Regulatory Matters

Regulation of Oil and Gas Production, Sales and Transportation

The oil and gas industry is subject to regulation by numerous national, state and local governmental agencies and departments. Compliance with these regulations is often difficult and costly and noncompliance could result in substantial penalties and risks. Most jurisdictions in which we operate also have statutes, rules, regulations or guidelines governing the conservation of natural resources, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Some jurisdictions also require the filing of drilling and operating permits, bonds and reports. The failure to comply with these statutes, rules and regulations could result in the imposition of fines and penalties and the suspension or cessation of operations in affected areas.

We intend to operate various gathering systems. The United States Department of Transportation and certain governmental agencies regulate the safety and operating aspects of the transportation and storage activities of these facilities by prescribing standards. However, based on current standards concerning transportation and storage activities and any proposed or contemplated standards, we believe that the impact of such standards is not material to our operations, capital expenditures or financial position.

All of our sales of our natural gas are currently deregulated, although governmental agencies may elect in the future to regulate certain sales.  The Company believes that is it in compliance with all relevant government regulations.

Environmental Regulation

Various federal, state and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment, may affect our exploration, development and production operations and the costs of those operations. These laws and regulations, among other things, govern the amounts and types of substances that may be released into the environment, the issuance of permits to conduct exploration, drilling and production operations, the handling, discharge and disposition of waste materials, the reclamation and abandonment of wells, sites and facilities, financial assurance under the Oil Pollution Act of 1990 and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities for noncompliance and for any contamination resulting from our operations and may require the suspension or cessation of operations in affected areas.

The environmental laws and regulations applicable to us and our operations include, among others, the following United States federal laws and regulations:

•

Clean Air Act, and its amendments, which governs air emissions;

•

Clean Water Act, which governs discharges of pollutants into waters of the United States;

•

Comprehensive Environmental Response, Compensation and Liability Act, which imposes strict liability where releases of hazardous substances have occurred or are threatened to occur (commonly known as “Superfund”);

•

Resource Conservation and Recovery Act, which governs the management of solid waste;

•

Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;

•

Emergency Planning and Community Right-to-Know Act, which requires reporting of toxic chemical inventories;

•

Safe Drinking Water Act, which governs underground injection and disposal activities; and

•

U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

We routinely obtain permits for our facilities and operations in accordance with these applicable laws and regulations on an ongoing basis. To date, there are no known issues that have had a significant adverse effect on the permitting process or permit compliance status of any of our facilities or operations.

The ultimate financial impact of these environmental laws and regulations is neither clearly known nor easily determined as new standards are enacted and new interpretations of existing standards are rendered. Environmental laws and regulations are expected to have an increasing impact on our operations. In addition, any non-compliance with such laws could subject us to material administrative, civil or criminal penalties, or other liabilities. Potential permitting costs are variable and directly associated with the type of facility and its geographic location. For example, costs may be incurred for air emission permits, spill contingency requirements, and discharge or injection permits. These costs are considered a normal, recurring cost of our ongoing operations and not an extraordinary cost of compliance with government regulations.

We believe our operations are in substantial compliance with applicable environmental laws and regulations. We expect to continue making expenditures on a regular basis relating to environmental compliance. We maintain insurance coverage for spills, pollution and certain other environmental risks, although we are not fully insured against all such risks. The insurance coverage maintained by us provides for the reimbursement to us of costs incurred for the containment and clean-up of materials that may be suddenly and accidentally released in the course of our operations, but such insurance does not fully insure pollution and similar environmental risks. We do not anticipate that we will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on our consolidated financial position or our results of operations. However, since environmental costs and liabilities are inherent in our operations and in the operations of companies engaged in similar businesses and since regulatory requirements frequently change and may become more stringent, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations and acquisitions and decreased production.

Employees

We have 6 employees and 3 consultants as of April 15, 2011.

General

Our principal place of business is at 9700 Richmond Avenue, Suite 124, Houston, Texas 77042. The Company leases its office space and the current lease expires on April 30, 2011.

ITEM 3.   LEGAL PROCEEDINGS

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time may harm our business.

ITEM 4.   RESERVED

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol “ROGI.”  The market for our common stock on the OTCBB is limited, sporadic and highly volatile.  The following table sets forth the approximate high and low bid quotations per share of our common stock on the OTCBB for the periods indicated.  The closing price of our common stock on April 13, 2011 was $2.49..  The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions. Additionally, certain of these prices are prior to the August 2010 Reorganization and therefore do not reflect the acquisition of JOG. Investors should not rely on these historical price quotes as they are not reflective of our current business operations.  The closing price for our common stock as reported by the OTCBB on August 5, 2010 was $1.20 per share.  All quotations in this Memorandum give effect to our 1-for-5 reverse stock split effected on April 16, 2010 and our 1-for-2 reverse stock split effected on August 30, 2010.

Period	High	Low
Fiscal Year Ended December 31, 2009
Quarter ended March 31	$2.00	$1.00
Quarter ended June 30 Quarter ended September 30	$5.10 $5.10	$1.00 $1.20
Quarter ended December 31	$1.20	$1.20

Fiscal Year Ended December 31, 2010
Quarter ended March 31	$1.20	$1.20
Quarter ended June 30	$1.20	$1.20
Quarter ended September 30	$1.20	$ .06
Quarter ended December 31	$4.00	$ .06

Fiscal Year Ended December 31, 2011
Quarter ended March 31	$9.49	$1.60
Quarter through April 13	$2.49	$2.49

Holders of Record

We had 815 stockholders of record of our common stock as of April 6 not including an indeterminate number who may hold shares in “street name.”

Dividend Policy

We have never paid dividends on our common stock.  We currently intend to retain all earnings to fund our operations. Therefore we do not intend to pay any cash dividends on the common stock in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

 In connection with the Reorganization, we have adopted the 2010 Stock Option Plan, for which we have reserved 3,000,000 shares of common stock for issuance thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

Not Required

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Organizational History

Prior to the Reorganization, Radiant was an inactive public company seeking merger and business operations opportunities. The Company was originally incorporated as a Colorado corporation in June 1973. In April 2010, the Company reorganized from a Colorado corporation to a Nevada corporation, effected a 5 for 1 reverse split and changed its name from G/O Business Solutions, Inc. to Radiant Oil & Gas, Inc.

In July 2010, the Company entered into an exchange agreement with JOG, which closed in August 2010. For legal purposes, Radiant is the surviving entity; however for accounting purposes, JOG is the survivor. JOG was originally incorporated as a Louisiana corporation in October 1990. A further 2 for 1 reverse split was completed September 9, 2010.

Principles of Consolidation

We consolidate all investments in which we have exclusive control. The accompanying consolidated financial statements include the accounts of JOG, RLE, and JOGOp. In accordance with established practice in the oil and gas industry, our financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of AE in which we have an interest. We own a 51% interest in AE as of June 30, 2010 and as of September 10, 2010.

Going Concern

As of December 31, 2010, the Company had a working capital deficit of $5,774,030 and an accumulated deficit of $5,974,616.  As a result, our auditors determined that our financial conditions raised substantial doubt as to our ability to continue as a going concern. Management plans to raise equity financing and to further restructure or pay off our Credit Facility. Management’s current plan is to raise additional equity capital to fund working capital requirements and to improve our balance sheet in order to improve our plan to refinance the Credit Facility.  Our equity funding is being conducted on a best efforts basis, and we have no firm commitments for equity capital financing nor do we have any commitments regarding our refinancing.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, to which we have entered into an investment banking agreement with John Thomas Financial, and refinance our Credit Facility. There can be no assurance that we will be successful. If we do not raise capital sufficient to fund our business plan, we may not survive.

Results of Operations

General

Radiant seeks to develop, produce and acquire oil and natural gas properties along the Gulf Coasts of Texas and Louisiana and on the Outer Continental Shelf of the United States. We seek to acquire and develop properties with proved undeveloped reserves (“PUD”) or that are areas where there are fields where large volumes of hydrocarbons have been previously produced but are no longer strategic to major or large exploration-oriented independent oil and gas companies.

One of our primary strategies is to gather a leasehold position in fields that have previously produced and find additional development opportunities or to acquire new seismic to identify opportunities. Our management team has extensive, geological, geophysical, technical, and engineering expertise in successfully developing and operating properties in both our current and planned areas of operation.  We seek to create value through the development of properties in areas that have that have significant undeveloped reserves and have close proximity to existing infrastructure allowing us to get new production to market quickly.

Over the last few years, the Company has spent the majority of its time and financial resources developing projects.  This involved geological and geophysical work along with negotiating contracts and acquiring lease acreage.   The program is a continuation of the work begun in 2007.  Radiant’s predecessor, JOG, assembled and procured financing from MBL to buy acreage and execute the Amber, Ensminger and Aquamarine projects.  The Aquamarine Project had a well drilled on it in which is currently producing and has multiple behind pipe recompletions that will be done as the pay zones deplete. The Ensminger project is one that Jurasin originally developed and was brought into the MBL facility along with the Amber project.  Radiant included substantially all of the Jurasin Projects into the Reorganization and thus also included the Ruby/Diamond/Coral project. This represented substantially all of Jurasin’s assets.  Since the Company has been working to develop these projects and most have not yet reached production we have incurred operating losses in 2010 and 2009 of $2,729,042 and $736,780 respectively. The operating losses that were incurred in 2010 were primarily the result of stock issued for services, costs of the reorganization and interest on the MBL notes.  The operation losses in 2009 are mainly a result of interest payments to MBL for commitment to the MBL facility.   We expect to continue to incur operating losses until we are able to raise equity to finish developing the projects and/or to repay the MBL facility.

In 2010 and 2009 the MU 758 B1 well was responsible for virtually all of the Company’s production.   This well is located on the Outer Continental Shelf of the United States in the Mustang Island Area, Block 758 and is operated by Medco.  In 2010, the Company performed a successful recompletion accounting for the increase in production we experienced.

As the only current production of the Company comes from the MU 758 B1 well, we are dependent upon raising capital through equity or the sale of a portion our interest while keeping a carried interest to be able to develop our properties.  Once the Company raises the capital it will be able to determine which projects may be pursued and what results may be anticipated.

The following table summarizes selective production and financial information:

	12 Months Ended December 31,
	2010	2009	2008
Production (Mcfe)	39,325	23,038	34,050
Revenues	$169,649	$106,502	$519,183
Average realized price	$4.31	$4.62	$15.25
Lease operating expenses	$64,489	$278,383	$210,865
General & administrative expenses	$2,792,468	$515,897	$630,584
Loss from operations	$2,729,042	$736,780	$371,353
Interest expense	$584,793	$523,002	$501,995
Net loss	$2,975,422	$1,274,798	$936,257

Twelve months ended December 31, 2010 compared to December 31, 2009

The Company had a loss from operations of  $2,29,042 and net loss of $2,975,422 for the year ended December 31, 2010 compared to a loss from operations of $736,780 and net loss of $1,274,798 in the prior year.    The primary reasons we experience net loss are that our general and administrative expenses are greater than our revenue and we are incurring interest expense.  In 2007 we established a credit line with MBL to fund the general and administrative, land, geological and geophysical expenses to develop our projects with the expectation that we would continue to be funded once the projects were ready to drill wells or shoot seismic data.  In 2008, we borrowed funds and began incurring interest expense as we developed the projects.  In late 2008, MBL stopped funding on the credit line just as our projects were ready to begin drilling wells and complete our seismic project was ready to shoot.  As a result we have been incurring interest expense and general and administrative expenses without corresponding revenue until we can raise adequate capital to drill our projects

The Company’s production both in 2010 and 2009 was primarily from the MU 758 B1well. In 2010, the Company performed a successful recompletion on this well resulting in increased production. In 2009 this well experienced a fluid build up reducing production and was also curtailed for five months in 2009 because of pipeline mechanical problems. The Company experienced an increase in production in 2010 as the operator of the well performed a successful recompletion while the fluid build up and the mechanical problems have been resolved.  The 71% increase in production was slightly offset by a 8% decrease in realized prices resulting in a net increase of revenues of $63,147 (59%).

The Company’s lease operating expenses decreased by $213,894 (77%).  In 2009 the operator of the MU 758 B1 performed some unsuccessful workover operations and the well experienced fluid build-up causing the Company to incur extra operating expenses.  The Company’s general and administrative expenses increased by $2,276,571 (441%).  General and administrative expenses in 2010 included non cash expenses relating to issuing Company stock and stock options to employees as an incentive to retain their services.  Employees stock and stock option expense in 2010 totaled $993,232 and $103,693 respectively.  The Company did not incur these expenses in 2009.  The Company issued stock for services to a public relations firm, a geophysicist and Brian Rodriquez (a director of the Company) for a total expense of $606,103.  The Company also incurred increase legal and auditing fees in connection with the Reorganization and subsequent public reporting requirements.

The Company’s had increased interest expense in 2010 of $61,791(12%) primarily from an increase in the rate on the Rampant Lion Credit Facility.

The Company recorded a gain on forgiveness of interest in 2010 of $266,084 as we entered into an amendment with Macquarie Bank to modify our Credit Facility.  See Liquidity and Capital Resources.

Twelve months ended December 31, 2009 compared to December 31, 2008

The Company had an operating loss of $736,780 and net loss of $1,274,798 for the year ended December 31, 2009 compared to an operation loss of $371,353 and net loss of $936,257 in the prior year.    The primary reasons we experience net loss are that our general and administrative expenses are greater than our revenue and we are incurring interest expense.  In 2007 we established a credit line with MBL to fund the general and administrative, land, geological and geophysical expenses to develop our projects with the expectation that we would continue to be funded once the projects were ready to drill wells.  In 2008, we borrowed funds and began incurring interest expense as we developed the projects.  In late 2008, MBL stopped funding on the credit line just as our projects were ready to begin drilling wells.  As a result we have been incurring interest expense and general and administrative expenses without corresponding revenue until we can raise adequate capital to drill our projects

The Company’s production is in 2009 was primarily from the MU 758 B1well. This well experienced a fluid build up reducing production and was also curtailed for five months in 2009 because of pipeline mechanical problems.  Production on this well was shut in for three months in 2008 as a consequence of Hurricane Ike offsetting some of reduction in 2009.  The Company expects an increase in production in 2010 as the operator of the well performed a successful recompletion while the fluid build up and the mechanical problems have been resolved.

Both the difference in the operating loss and net loss was primarily from a reduction in production and in realized product prices Revenues decreased both from the lower production and lower realized natural gas prices.   The Company’s production decreased approximately 32% while the realized prices diminished nearly 70% leading to a total reduction of revenues of approximately 80%.  The Company expects prices and production to be more stable in 2010.

The Company’s lease operating expenses increased approximately 32% primarily from the expense of additional repairs after Hurricane Ike.

In order to lower expenses the Company reduced staff in 2009 compared to 2008 resulting in lower general and administrative costs.

The Company’s interest expense increased approximately 4% in 2009 compared to 2008.  The increase was primarily from the Company beginning to accrue interest at the default rate during 2009 partially offset by the decrease in the Company’s ownership of AE from 75% to 51%.

Liquidity and Capital Resources

Historically our primary source of funding was from capital contributions, bank borrowings and cash from operations. The Company has been successful in  putting together projects and then selling a portion of its interest in that  project, while keeping a carried interest, so that its capital requirement is less than its proportionate share of ownership and income.  As of December 31, 2010, the Company had a cash balance of $32,453.   The Company’s capital requirements in 2011 are approximately $12.6 million.  We need approximately $6.4 million to fund capital expenditures as described below, approximately $4.2 million to pay off or refinance the Credit Facility and approximately $2.0 million to fund working capital needs for the next 12 months.

The following table summarizes the expected net capital expenditures in 2011:

Project	Net Expected Capital Requirement in 2011
Amber	$2,750,000
Ensminger	$242,000
Ruby-Diamond-Coral	$3,450,000
Total	$6,442,000

We do not currently have the necessary capital to fund our current operations and pay our debts and other liabilities (including amounts owed under the Credit Facility).  The Company must therefore raise capital on an immediate basis. There can be no assurance, however, that financing will be available to the Company on favorable terms when required, if at all. The failure to raise needed funds could have a material adverse effect on our business, financial condition, operating results and prospects, and could cause us to curtail operations.

Net cash flow used in operations was $1,107,802 in 2010 compared to $1,305,096 in 2009.  The decrease in cash used in operations of $197,294 was primarily from increased production and reduced operating expense on the MU 758 B1 well.  In 2009 the other asset reduction of $861,301 was from the collection of an insurance settlement.  We used the funds primarily to reduce our payables by $899,489.   Cash used in both years is primarily from a significant general and administrative burden while developing projects without a corresponding revenue source.

Net cash flow provided by investing activities was $343,133 in 2010 compared to net cash flow used by investing activities of $179,982 in 2009.  The increase of $523,115 was primarily from an increase of $216,335 in sales of securities, $144,175 increase in asset sales and a reduction of $87,643 in property acquisitions as compared to 2009.

Net cash flow provided by financing activities was $598,268 in 2010 compared to $126,795 in 2009.  This was primarily from $555,765 of net cash proceeds received in the issuance of common stock in 2010 while no stock issued in 2009.  The Company borrowed $744,679 and repaid $702,176 in 2010.

Senior credit facility of RLE (“RLE Credit Facility”) and Senior Credit Facility of AE (“AE Credit Facility”) and (collectively “The Credit Facility”)

In September 2006, RLE entered into the RLE Credit Facility with Macquarie Bank Limited (MBL) originally for up to $25 million. The note was collateralized by substantially all of the assets of RLE. In addition, we pledged our ownership interest in RLE and executed a parent company guarantee to pay up to $500,000 of the outstanding indebtedness as additional security. During the year ended December 31, 2006, we incurred legal costs associated with the note of $228,751. These costs were capitalized as deferred finance charges and are amortized straight-line over three years, the life of the facility.

In February 2010, we entered into a supplemental agreement that cross-collateralized the RLE Credit facility with the assets of AE and extended the maturity date of the note to March 14, 2011.

In October 2007, AE entered into the AE Credit Facility with MBL originally for up to $10 million. The note was collateralized by substantially all assets of AE. The agreement provides that Macquarie Americas Corp. (“MAC”), an affiliate of MBL, would receive up to 49% of Amber, 25% at the inception of the note and an additional 24% on October  9, 2009 if the balance on the note exceeded $1,500,000. We contributed certain lease interests to AE. AE’s company agreement provides for board representation for MBL and joint consent is required for certain transactions. Because of the shared control of AE and in accordance with established practice in the oil and gas industry, we proportionately consolidate AE. Our financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of AE.

MBL has opted not to advance any further funds on the $10M facility. The principal balance due MBL exceeded $2M on October 9, 2009 and MAC’s ownership automatically increased from 25% to 49%.

We measured the fair value of the debt proceeds and the equity interest conferred on the date of inception of the facility and allocated the proceeds of the note based on the relative fair values of the debt and equity. We used the proceeds of the first tranche of the debt as the fair value of the debt. Because there were no proved reserves on the lease interests owned by AE and no objectively determinable fair value, we used the accumulated historical costs of the lease interests to approximate the fair value of the equity interest. The fair value of the investment was allocated between the note and equity interest as follows:

Equity	$38,899
Debt	448,392
Total	$487,291

The discount arising from this transaction was recorded at the inception of the note and is amortized straight-line over the life of the credit facility, 36 months. In addition, during the year ended December 31, 2008, we incurred legal costs associated with the note which were capitalized as deferred finance charges of $51,390 and which are amortized straight-line over the life of the facility.

In April 2008, the note was modified to accommodate our contribution of the Ensminger project to AE.  Modifications included increasing the threshold for the step up of MBL’s equity interest to 49% from $1,500,000 to $2,000,000 and reclassifying tranches available within the facility. Because of the structure of the note, the modification was evaluated by comparing the borrowing capacity prior to the modification to the borrowing capacity after the modification. The borrowing capacity of the facility was unchanged. Thus, the only change to the accounting for the note is that additional deferred financing charges of $38,668 were recorded and are amortized over the remaining life of the credit facility, 18 months.

In February 2010, we entered into a supplementary agreement with MBL under which, they effected a partial release of mortgage in certain assets in order to facilitate the sub-lease of a portion of our working interest in the Ensminger project; the bulk of the proceeds of the sub-lease are committed to repayment of principal and interest on the note.

Beginning at the closing of the Reorganization through April 7, 2010 we entered into a series of amendments under which:

•

The maturity date of our Credit Facilities was extended to September 9, 2011;

•

All prior defaults or events of default prior to the modification of the Credit Facilities were waived;

•

the RLE Credit Facility was amended to eliminate any financial ratios or production covenants that would put us into default on the notes.

•

Interest on the AE Credit Facility outstanding loans had been accrued at a fixed rate based on the prime rate at the time the Company borrowed the funds and upon default, at the default rate.  In the loan modification, prior interest due was stipulated to be $361,221 ($184,223 net to our proportionate share) as of July 28, 2010 resulting in a gain on forgiveness of interest in the amount of $521,733 ($266,804 net to our proportionate share).

•

We agreed to make monthly interest payments at prime rate plus 8% on the RLE credit facility and made principal reduction payments on the Credit Facilities of $100,000 on each of August 5, 2010, August 20, 2010 and September 20, 2010. We also made a payment of $250,000 on November 15, 2010.  We shall also pay amounts equal to any proceeds from the sale of collateral, any insurance proceeds received and 1/6th of the gross proceeds of any subsequent capital raised.

•

 We cross-collateralized the RLE and AE Credit Facilities and AE and RLE each executed an unconditional guarantee of payment of the obligations under both Credit Facilities;  Radiant executed a limited guarantee of payment of up to $500,000 for the obligations under both Credit Facilities;

•

MBL has agreed to convert $1,000,000 of the Credit Facilities into shares of Radiant common stock at a conversion price equal to the per share price of the most material equity raise from a non-affiliated person. provided that upon each such conversion there is (i) no event of default in the Credit Facility and (ii) the Company has repaid $900,000, of aggregate principal and interest payments on the Credit Facility after April 7, 2010.Since we proportionally consolidate AE, the $1,000,000 conversion of debt to equity would only result in a $510,000 reduction to notes payable on our consolidate financial statements and;

•

MBL agreed to re-convey to JOG all interests in real property and membership interests conveyed to its affiliate Macquarie Americas Corp (“MAC”) in connection with the AE Credit Facility, provided that all obligations under the AE Credit Facility, RLE Credit Facility, and all letters of credit shall have been paid in cash prior to maturity.

In addition to the outstanding note payable, $186,150 is obligated as collateral for a letter of credit supporting a bond related to the plug, abandon, and restoration obligations on the Ensminger Project.

In April 2011, the Credit Facility was amended to extend the maturity date to the earlier of September 9, 2011.  The monthly amortization payments have been suspended until the maturity date.  The Company has agreed make a payment of not less than $900,000 upon the consumption of the Convertible Preferred Equity Raise.  The Company will also continue to pay an amount equal to 1/6th of the proceeds from any capital raise other than the Convertible Preferred Equity Raise, any proceeds from the sale of collateral, and any insurance proceeds received.  The Agreement also modified the original debt conversion feature.  MBL will convert a maximum aggregate of $1,000,000 if payments of at least $900,000 have been made and no event of default exists.  The conversion price will be at a price equal to the per share price of Radiant’s most recent material equity raise from a non-Affiliated Party.  The only material event of default is to make the required payments.

Margin Loan and line of credit

We have a line of credit available from our bank for up to $25,000 that carries 7% annual percentage rate and had a margin loan facility from our broker-dealer that carried a variable rate as discussed in Note 4. In July 2010 we paid off and closed the margin account.   As of December 31, 2010, we are obligated to pay $24,308 to our bank for the outstanding amount on the line of credit. On December 31, 2009 the outstanding amounts were $125,495 and $1,300 on the margin loan and line of credit, respectively.

18% Debentures

In August 2010, the Company issued $600,000 in principal amount of debentures due on the earlier of (i) July 31, 2011 and (ii) the closing of a $2,000,000 financing. As additional consideration for the purchase of the debentures, the Company also issued to the investors warrants to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share. The warrants expire upon the earlier of (i) two years after a registration statement registering the resale of the shares underlying the warrants is declared effective by the SEC and (ii) July 31, 2014. The Company granted the investors piggyback registration rights for the shares of common stock underlying the warrants.  In November 2010, holders of a principal amount of $500,000 of these debentures exchanged such debentures for 500,000 shares of common stock and the remaining principal amount of $100,000 was paid in full; all accrued interest was also paid.

Majority Shareholder Notes

At the Closing of the Reorganization, the Company also issued a promissory note in favor of the Majority Shareholder in the original principal amount of $884,000, which accrues interest at the rate of 4% per annum and matures upon the earlier of (i) May 31, 2013 or (ii) the date on which the Company closes any equity financing in which the Company receives gross proceeds of at least $10,000,000. Also in connection with the Reorganization, an additional note for $165,000 which accrues interest at the rate of 4% shall be due and payable on demand to the Majority Shareholder at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facility. The note and payable were dividends to the Majority Shareholder.

Capital Issuance

In July 2010, the Company agreed to issue 543,205 shares of Company common stock to Lighthouse for financial communication services which shares were issued in August 2010.

In August 2010, concurrent with the Closing of the Reorganization, the Company issued 50,000 shares of Company common stock to Brian Rodriguez pursuant to his director’s agreement.

In August 2010, the Company issued 3,000,000 shares of Company common stock to JTF in consideration for entering into an investment banking agreement. JTF will be the placement agent for a series of private offerings for up to $14,500,000 on a best efforts basis.  The fee paid is reflected as a reduction of additional paid in capital as a deferred offering cost, which will offset the gross proceeds received from equity offerings.  The investment banking agreement also provides for the placement of debt instruments.  As debt offerings are closed, the pro rata portion of the pre-paid offering costs associated with the debt will be recorded to a deferred finance charge.  As amended the agreement states that in the event JTF places equity or equity equivalent offerings, it will receive a cash placement agent fee of 10% of the gross proceeds of any offerings and cash expense reimbursement of 3% of the gross proceeds of any offerings, except that the fees and expense reimbursements are 8% and $75,000 respectively, for the first $2,000,000 of proceeds.  At the closing of each equity offering, the firm will receive warrants to purchase one share of common stock for each ten shares sold with an exercise price of 105% of the offering price of the stock. The investment banking firm will forfeit 2,000,000 of the 3,000,000 shares received at the signing of the original agreement if, within 12 months after a registration statement has been filed and declared effective, $10,000,000 has not been raised pursuant to the agreement; and Radiant will pay a consulting fee of $8,000 in cash per month for one year after the first closing of at least the Minimum amount under the private offering. In the event that JTF places debt financing, they will receive a cash placement fee as follows: 5% of the first $10 million, 4% of the next $10 million, 3% of the next $10 million, 2% of the next $10 million, and 1% of any amounts raised over $40 million.  If Radiant enters into additional financing with MBL, JTF will receive 2% of the cash proceeds.

Radiant issued to accredited investors (i) on November 12, 2010, 1,065,000 shares of our common stock for proceeds of $1,065,000 (including a principal amount of $500,000 from the 18% debentures that was converted into 500,000 shares of our common stock), less an 8% sales commission of $85,200 and related expenses of approximately $31,000 and (ii) on November 15, 2010, 150,000 shares of our common stock for gross proceeds of $150,000 less an 8% sales commission of $12,000.  In addition, the Company is required to file a registration statement with the Securities and Exchange Commission (“SEC”) within 30 days of the earlier of (i) raising a total of $12 million and (ii) March 31, 2011 and to use its best efforts to have the registration statement declared effective within 120 days from the filing of the registration statement. The penalty for noncompliance, per each 30 day period of delay, is 2% of the newly issued shares up to a cap of 6%. As additional compensation to the sales commission and expenses for placing the offering of a total of 1,215,000 common shares, John Thomas Financial received warrants to purchase 121,500 shares of our common stock for $1.05. The Company used a portion of the proceeds to repay $250,000 on the Credit Facility, and $130,000 to repay the accrued interest on all the debentures and the remaining principal amount of the un-converted 18% debentures.

In February 2011 the Company entered into a settlement agreement with Mr. Allen Hobbs, our former controller, in full settlement of his employment agreement.  As part of this settlement agreement Mr. Hobbs received 12,967 shares of our common stock not previously earned.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Principles of Consolidation

We consolidate all investments in which we have exclusive control. In accordance with established practice in the oil and gas industry, our financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of a limited liability company, AE in which we have an interest. We owned a 75% interest in AE through October 9, 2009 and 51% after that date.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our estimates include oil and natural gas proved reserve quantities which form the basis for the calculation of amortization of oil and natural gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements.

Oil and Natural Gas Properties

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the SEC. Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

Costs associated with unevaluated properties are capitalized as oil and natural gas properties but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization. We evaluate unevaluated properties for inclusion in the amortization base at least annually.

Capitalized costs included in the amortization base are depleted using the units of production method based on proved reserves. Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

We include our pro rata share of assets and proved reserves associated with an investment that is accounted for on a proportional consolidation basis with assets and proved reserves that we directly own in the appropriate cost center. We calculate the depletion and net book value of the assets based on the cost center’s aggregated values. Accordingly, the ratio of production to reserves, depletion and impairment associated with a proportionally consolidated investment does not represent a pro rata share of the depletion, proved reserves, and impairment of the proportionally consolidated venture.

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update our assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves.

Recent Accounting Pronouncements

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the un-weighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009.

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and   Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3, as discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and natural gas producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted ASU 2010-03 effective December 31, 2009.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements).

The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on our operating results, financial position or cash flows.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. We adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This codification update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires reporting units with such carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010 and early adoption is not permitted. The Company will adopt the provisions of this update in its Quarterly Report on Form 10-Q for the three months ended March 31, 2011. The Company is currently evaluating the impact that this adoption will have on its operating results, financial position, cash flows or disclosures but does not expect a material impact if any, as a result of the adoption.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity who discloses comparative pro forma information for business combinations that occurred in the current ombination(s) occurred as of the beginning of the comparable prior annual period only. This update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and early adoption is permitted. The Company will adopt the provisions of this update for any business combinations that occur after January 1, 2011.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Not Required

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item appears beginning on page F-1 following the signature page of this Report

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer has concluded, based on his evaluation as of December 31, 2010 that, as a result of the following material weakness in internal control over financial reporting disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to him by others within the Company:

We do not maintain sufficient staff to have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of journal vouchers, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There have not been any changes in our internal controls over financial reporting that occurred during 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

Radiant’s directors and executive officers are:

Name	Age	Position
John M. Jurasin	55	Director, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Robert M. Gray	53	Director
Timothy N. McCauley	40	Vice President - Engineering and Exploratory Drilling
George R. Jarkesy, Jr.	36	Director
Brian Rodriquez	41	Director and Treasurer

Mr. Jurasin has over 30 years of experience in the oil and gas business and has served as the chairman, chief executive officer, chief financial officer and president of JOG since 1990 and of Radiant since August 2010. Prior to establishing JOG, Mr. Jurasin was employed by Getty Oil Company, McMoRan Oil & Gas and Taylor Energy. Mr. Jurasin attended graduate classes in Economic Geology at the University of Arizona and completed Undergraduate studies in Geology at Rutgers University in New Jersey. Mr. Jurasin’s affiliations include The New Orleans Geological Society (past committee chair, member since 1980), the Lafayette Geological Society, the Society of Independent Professional Earth Scientists, member since 1987 (certified as a Professional Earth Scientist #1961), the American Association of Petroleum Geologists, member since 1984, recruited into the Division of Professional Affairs(DPA), member since 1990, and duly certified as a "certified petroleum geologist" # 4284 within the organization, the Dallas Geological Society, the Southern Geophysical Society and the American Petroleum Institute. Mr. Jurasin’s day-to-day leadership of JOG prior to the Reorganization provides him with detailed strategic perspective and knowledge of our planned operations and industry that are critical to the Board’s effectiveness. Mr. Jurasin’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Jurasin should serve as our Chairman and member of the Board of Directors.

Mr. Gray has over 30 years of experience in the oil and gas business and has served as Land Manager for JOG since December 2007, and Director and Vice-President of Land of Radiant from August 2010 through April 2010 and continues to serve as Director. Prior to JOG, Mr. Gray served as Land Manager for Americo Energy Resources, LLC since March 2007. From 1998 until 2006, Mr. Gray was a consulting oil and gas Land Manager. Prior to that, Mr. Gray was a landman or consulting landman for a number of companies including Hunt Oil Company, Petro-Guard Production Company, LLC and Bank One Texas, N.A. Mr. Gray received his degree from the University of Texas. Mr. Gray is a member of the American Association of Professional Landmen, Houston Association of Professional Landmen, West Houston Association of Professional Landmen and Pioneer Oil Producers Society. In addition, Mr. Gray served as a West Houston Chapter Executive Board Member for the Coastal Conservation Association.   He also served as the Assistant Secretary Treasurer for the Fort Bend County Municipal Utility District (Elected Public Official) from 1993 – 1998.  Mr. Gray is currently a member of the board of the Texas Alpha Endowment Fund, Inc.  As former Land Manager for JOG, Mr. Gray has gained a broad and unique understanding of our planned business, operations, and interests.  Mr. Gray’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Gray should serve as a member of the Board of Directors.

Mr. McCauley has served as Vice President – Engineering and Exploratory Drilling since April 2009, and of Radiant since August 2010. From 2008 to 2009, Mr. McCauley was the engineering manager for AGR Turn Key Drilling. From 2005 through 2008, Mr. McCauley was a drilling engineer and a drilling manager for Applied Drilling Technology. Mr. McCauley received his bachelor’s degree in petroleum engineering in 1996 from Texas A&M University. Mr. McCauley is a member of the Society of Petroleum Engineers, International Association of Drilling Contractors and Houston Sport and Social.

Mr. Jarkesy has served as a director of the Company since August 2010. Mr. Jarkesy also served as chairman of the board and chief executive officer from August 15 2006 through June 15 2007.  Mr. Jarkesy has been engaged in the private equity and investment business for over five years, and currently serves as the managing member of John Thomas Capital Management Group, LLC, which has been the general partner for John Thomas Bridge & Opportunity Fund, L.P. since June 2007. Mr. Jarkesy previously served as the chief operating officer and president of SH Celera Capital Corporation, an internally managed fund from March 2007 until March 2008. Mr. Jarkesy has founded and built companies engaged in financial consulting, real estate investments, real estate management, employee leasing, light steel manufacturing, livestock management, oil field services and biotechnology during the last ten years. Mr. Jarkesy has served as a director of America West Resources, Inc. since 2008. Mr. Jarkesy provides the Board with exceptional leadership and management knowledge, having gained extensive public company management experience during the course of his career.  Mr. Jarkesy’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Jarkesy should serve as a member of the Board of Directors.

Mr. Rodriguez has served as a director since 2006, an executive officer of Radiant from 2006 through August 2010, and as president of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap companies for over five years. Mr. Rodriguez has served as interim chief financial officer of America West Resources, Inc., a publicly-held domestic coal mining company, during 2008 and during the period October 2009 to the present. Since December 2007, Mr. Rodriguez has served on the board of directors of America West Resources. From March 2006 through May 2007, Mr. Rodriguez served as chief financial officer of SH Celera Capital Corporation, an internally managed fund. He served as an accounting and finance consultant for Jefferson Wells from October 2004 to the present. From March 2002 to October 2005, Mr. Rodriguez served as controller and then director of finance for JP Mobile, Inc., a privately held wireless software company based in Dallas. Mr. Rodriguez has been a Certified Public Accountant in the State of Texas since 1995. .  Mr. Rodriguez’s extensive financial background and exceptional leadership experience provide the Board with financial accounting and management expertise and perspectives.  Mr. Rodriguez’s experience as a CFO of publically traded companies allows him to offer important insights into the role of finance in our business strategy.  Mr. Rodriguez’s specific experience, qualifications, attributes and skills described above led the Board to conclude that Mr. Rodriguez should serve as a member of the Board of Directors.

Board Composition; Independence of Directors & Board Committees; Code of Ethics

The Company’s board of directors consists of four members, and Mr. Jurasin has a right to nominate and appoint an additional director, provided that a majority of the existing board members approve. There are no family relationships between any of the Company’s officers and directors.

The Company does not have any “independent directors” as that term is defined under independence standards used by any national securities exchange or an inter-dealer quotation system. The board of directors has not established any committees and, accordingly, the board of directors serves as the audit, compensation, and nomination committee.

Our Company has adopted a Code of Ethics governing the conduct of our executive officers.

Indemnification of Officers and Directors

As permitted by Nevada law, our Articles of Incorporation, as amended, provide that we will indemnify its directors and officers against expenses and liabilities as they are incurred to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
John M. Jurasin(1)	2010	$207,206(2)	-0-	$450,677(3)	-0-	$1,064,784(4)	$1,722,667
	2009	$234,000	-0-	-0-	-0-	-0-	$234,000
	2008	$461,875	-0-	-0-	-0-	-0-	$461,875
Brian Rodriquez(5)	2010	-0-	-0-	$50,000(6)	-0-	-0-	$ 50,000
	2009	-0-	-0-	$22,500(7)	-0-	-0-	$ 22,500
	2008	-0-	-0-	$114,750(8)	-0-	-0-	$114,750
Robert M. Gray(9)	2010	$101,359(10)	$5,000	$82,500(11)	$19,294(12)	-0-	$208,153
	2009	$151,225	-0-	-0-	-0-	-0-	$151,225
	2008	$142,586	-0-	-0-	-0-	-0-	$142,586
Allen W. Hobbs (13)	2010	$88,023	-0-	$2,083(14)	$6,248(15)	-0-	$ 96,354
	2009	$104,400	-0-	-0-	-0-	-0-	$104,400
	2008	$68,200	-0-	-0-	-0-	-0-	$ 68,200
Timothy N. McCauley(16)	2010	$82,237(17)	$5,000	$235,473(18)	$41,281(19)	-0-	$363,991
Mark Witt(20)	2009	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-
Jay King(210	2009	$163,333	-0-	-0-	-0-	-0-	$163,333
	2008	$89,015	-0-	-0-	-0-	-0-	$ 89,015

(1) John M. Jurasin served as JOG’s chief executive officer and director in 2008 through August 2010 and Radiant’s chief executive officer and director beginning August 2010.

(2) Includes $25,000 of wages on which the Company deferred payment until 2011.

(3) Mr. Jurasin was awarded 450,677 shares of common stock based on achievement of certain vesting requirements in the Exchange Agreement. An additional 450,677 shares of common stock are expected to be earned in 2011 based on the achieving of additional vesting requirements in the Exchange Agreement.

(4) Mr. Jurasin received notes totaling $1,049,000 as dividends at the closing of the Reorganization. The notes accrued $15,784 of interest in 2010.

(5) Mr. Rodriguez served as Radiant’s chief executive officer in 2008 through August 2010 and as secretary/treasurer and director beginning August 2010.

(6) Mr. Rodriquez received 50,000 shares of our common stock as consideration for serving as a director in 2010.

(7) In March 2009, Mr. Rodriguez received 22,500 shares of our common stock as consideration for serving as a director and executive officer.

(8) In February 2008, Brian Rodriguez received 22,500 shares of our common stock as consideration for serving as a director and executive officer.

(9) Robert M. Gray served as JOG’s land manager in 2008 through August 2010 and became vice president of land and a director of Radiant in August 2010.

(10) Includes $15,625 of wages on which the Company deferred payment until 2011.

(11) Mr. Gray was awarded 75,000 shares of common stock upon completion of the Reorganization and 7,500 shares of common stock achievement of certain vesting requirements in the Exchange Agreement.  An additional 7,500 shares of common stock are expected to be earned in 2011 based on the achieving of additional vesting requirements in the Exchange Agreement.

(12) On August 5, 2010, Mr. Gray was granted options to buy 279,000 shares of Radiant common stock at $1.00 per share.  The options vest equally over on each of the next three anniversaries of the grant date.

(13) Allen W. Hobbs served as JOG’s controller in 2008 through August 2010 and Radiant’s controller from August 2010 until his employment was terminated in November 2010.

(14) Mr. Hobbs was awarded 20,834 shares of common stock upon completion of the Reorganization and 2,083 shares of common stock achievement of certain vesting requirements in the Exchange Agreement.

(15) On August 5, 2010, Mr. Hobbs was granted options to buy 93,000 shares of Radiant common stock at $1.00 per share.  His options were cancelled in his termination agreement.

(16) Timothy N. McCauley served as JOG’s vice president of operations from February 2010 until August 2010 and as Radiant’s vice president of operations since August 2010.

(17) Includes $18,125 of wages on which the Company deferred payment until 2011.

(18) Mr. McCauley was awarded 214,066 shares of common stock upon completion of the Reorganization and 21,407 shares of common stock achievement of certain vesting requirements in the Exchange Agreement.  An additional 21,406 shares of common stock are expected to be earned in 2011 based on the achieving of additional vesting requirements in the Exchange Agreement.

(19) On August 5, 2010, Mr. McCauley was granted options to buy 597,243 shares of Radiant common stock at $1.00 per share.  The options vest equally over on each of the next three anniversaries of the grant date.

(20) Mark Witt served as JOG’s chief financial officer in 2008 and 2009.  In April 2010, we terminated a contract with our former CFO.

(21) Jay King served as JOG’s chief geologist in 2008 and 2009.

The value attributable to any stock or option awards described in the table above represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  See Note 8 – Common Stock and Common Stock Options  of the Company’s Consolidated Financial Statements for the Year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested(2) ($)
John M. Jurasin	-0-	-0-	-0-	-0-	-0-	-0-
Robert M. Gray	-0-	279,000	$1.00	8/5/2020	279,000	$279,000
Timothy N. McCauley	-0-	597,243	$1.00	8/5/2020	597,243	$579,000

(1)

Options were granted on August 5, 2010 and vest equally on each of the first three anniversaries of the grant date.

(2)

Market value is based on the last material issuance price of our common stock.

Employment Agreements

The Company has entered into employment agreements with John M. Jurasin and Timothy N. McCauley

Pursuant to Mr. Jurasin’s employment agreement, he serves as the Company’s Chief Executive Officer and President and his annual salary is $200,000, which will be increased to $250,000 upon the Company receiving $10,000,000 in equity or debt financing and $300,000 upon the Company becoming cash flow positive.

Pursuant to Mr. McCauley’s employment agreement, he serves as the Company’s Vice President – Engineering and Exploration Drilling, his annual salary is $145,000, and he was issued options to purchase 298,622 shares of the Company’s common stock at an exercise price of $1.00 per share, which shall vest equally over the next three years.

Director Compensation

Our directors were not compensated for their services during 2010, other than as reflected in the “Summary Compensation Table” above.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 8, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock, (ii) by each of our named executive officers and directors, and (iii) by all of our executive officers and directors as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. As of April 6,2010, there were 13,288,813 shares of common stock outstanding.

Name and Address of Owner	Number of Shares Owned	Percentage
John Thomas Bridge & Opportunity Fund, L.P. (1)	2,236,393	17%
John Thomas Financial, Inc. (2)	3,000,000	23%

Named Executive Officers and Directors:
John M. Jurasin (3)	4,957,445	37%
Brian Rodriguez(4)	131,322	1%
George R. Jarkesy, Jr. (5)	2,277,939	17%
Robert M. Gray (6)	82,500	*
Timothy N. McCauley(7)	235,472	2%
Allen W. Hobbs	35,884	*
Jay King	--	--
Mark Witt	--	--
All Executive Officers and Directors as a Group (6 persons)	7,720,562	57%

* Less than one percent

(1)

The address for John Thomas Bridge & Opportunity Fund, L.P. (“Fund”) is 3 Riverway, Suite 1800, Houston, Texas 77056. The Fund is a limited partnership, and the John Thomas Capital Management Group, LLC is the general partner of the Fund (“GP”). George Jarkesy is the managing member of the GP. Mr. Jarkesy and the GP may be deemed to have beneficial ownership of the securities reported herein.  Includes presently exercisable warrants to purchase 62,500 shares of common stock at an exercise price of $1.00 per share.

(2)

The address is 14 Wall Street, 5th floor, New York, New York 10005. Thomas Belesis is the President and sole shareholder of John Thomas Financial.  Of the amount shown in this table, 2,000,000 are subject to forfeiture. See Capital Issuance under Item 7.

(3)

The address is 9700 Richmond Ave., Suite 124, Houston, Texas 77042. Does not include 450,677 shares to be issued pursuant to the Reorganization upon satisfaction of certain vesting requirements.

(4)

 Does not include 50,000 shares issuable to Mr. Rodriguez in June 2011 pursuant to his director’s agreement.

(5)

Consists of (i) 42,546 shares owned of record by Mr. Jarkesy, (ii) 2,090,403 shares owned by the Fund, and (iii) presently exercisable warrants to purchase 62,500 shares of common stock at an exercise price of $1.00 per share owned by John Thomas Bridge & Opportunity Fund II, L.P. of which Mr. Jarkesy is the managing member of the general partner and Mr. Jarkesy and the general partner may be deemed to have beneficial ownership of the securities owned by this fund.

(6)

Does not include (i) 7,500 shares to be issued pursuant to the Reorganization upon satisfaction of certain vesting requirements, and (ii) an option to purchase 139,500 shares of our common stock at an exercise price of $1.00 per shares and which vest equally over the next three years.

(7)

The address is 9700 Richmond Ave., Suite 124, Houston, Texas 77042. Does not include (i) 21,406 shares to be issued pursuant to the Reorganization upon satisfaction of certain vesting requirements, and (ii) an option to purchase 298,622 shares of our common stock at an exercise price of $1.00 per share and which vest equally over the next three years.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

In December 2007, John Thomas Bridge and Opportunity Fund L.P. (an entity that Mr. Jarkesy is the managing member of its general partner) acquired an aggregate of 2,090,403 shares of Company common stock from Sand Hills General Partners, a Texas General Partnership and SHGP’s owner, Sand Hills Partners, LLC, a Delaware limited liability company in a private transaction.  The acquisition of the shares by John Thomas Bridge & Opportunity Fund, L.P. resulted in a change of control of the Company. As of December 31, 2008, we had outstanding loans from George Jarkesy totaling $5,000, plus $1,745 in accrued interest, and $11,902 in expenses had been paid by Mr. Jarkesy on behalf of the Company, representing an advance. Mr. Jarkesy is the fund manager of the John Thomas Bridge & Opportunity Fund, the majority shareholder of the Company, and during the years ended 2008 and 2009, we borrowed an aggregate of $55,000 from John Thomas Bridge and Opportunity Fund, LP. The notes accrued interest at 8% per annum and matured on December 31, 2009. In April 2010, John Thomas Bridge and Opportunity Fund and Mr. Jarkesy converted all of their outstanding notes (approximately $108,504) and contributed $8,000 for consideration of 250,000 shares of our common stock. In connection with the Reorganization, John Thomas Bridge and Opportunity Fund, LP personally indemnified JOG and John Jurasin for any misrepresentations by Radiant up to $500,000. In connection with the indemnification agreement, the Company agreed to pay John Thomas Bridge and Opportunity Fund, LP $250,000 upon the closing a minimum of $10,000,000 in debt or equity financing. The John Thomas Bridge & Opportunity Fund II, L.P. (an entity that Mr. Jarkesy is the managing member of its general partner) purchased (i) $125,000 of debentures in August 2010, issued as part of the $600,000 of bridge financing that matures on the earlier of July 31, 2011 and the closing of $2,000,000 financing (to be partially prepaid with 30% of the gross proceeds from subsequent financings equaling and exceeding $500,000), and (ii) four-year warrants to purchase 62,500 shares of common stock (with piggy back registration rights for the underlying shares of common stock at a purchase price of $1.00 per share). In November 2010, the debentures were converted into 125,000 shares of common stock.  Mr. Jarkesy acquired 42,546 shares during 2007 for nominal consideration.  In 2010 we borrowed $7,000 with an interest rate of 8% and an additional $50,000 for which the terms have not yet been negotiated.  Mr. Jarkesy was the chairman of the board and chief executive officer of the Company from August 15, 2006 through June 15, 2007 and was appointed as a director on August 5, 2010.

In connection with the Reorganization, the Company issued the John M Jurasin 4,957,445 shares of our common stock (plus an additional 450,677 shares of common stock subject to the satisfaction of vesting requirements) for his shares of the issued and outstanding common stock of JOG (originally issued for nominal consideration). In addition, the Company issued the Mr. Jurasin a note in the principal amount of $884,000, which accrues interest at 4% per annum and is payable in three years. The note shall be prepaid upon the Company raising at least $10,000,000. Also in connection with the Reorganization, we issued an additional $165,000, note to Mr. Jurasin which accrues interest at 4% per annum and is payable upon demand any time after the Credit Facility has been repaid.. The notes were treated as a  dividend to the Majority Shareholder. Prior to the Reorganization, JOG transferred the following interests for nominal consideration to entities owned and controlled by the Majority Shareholder (collectively, the “Transferred Interests”): (i) Ensminger- overriding royalty interest equal to approximately 2.0% in and to certain leases contained within the geographic confines of the Ensminger #1 Planulina D Reservoir A Unit located in St. Mary Parish, Louisiana –as of the date hereof, there is no production attributable to this interest; (ii) Aquamarine- overriding royalty interest of 0.85% in and to oil & gas lease, serial number OCS-G 23135, dated effective October 1, 2001, by and between the United States of America, as lessor, to Paragon Petroleum, Inc. and DDD Energy, Inc. as lessees, covering all of Block 758, Mustang Island Area, OCS Leasing Map, Texas Map No. 3, describing 5,760 acres, more or less - this interest is currently producing after having been shut-in from October 2008 through December 2008 and from March 2009 through July 2009; (iii) Coral/Ruby/Diamond- an approximately 1.35% before payout and 0.75% after payout overriding royalty interest covering certain lands located in Louisiana State Waters in St. Mary Parish, Louisiana- there is no production attributable to this interest; (iv) any and all overriding royalties to which JOG may be entitled under that certain area of mutual interest agreement, Baldwin Prospects, St. Mary Parish, Louisiana, dated January 22, 2010, by and between JOG and J&S Oil & Gas, LLC, and covering certain lands located in St. Mary Parish, Louisiana- there is no production attributable to this interest; and (v) all working interest, overriding royalty interest, or any other interest in the following wells operated by Zenergy, Inc. in the Charenton Field, St. Mary Parish, Louisiana: 3 TEC #1-41, 3 TEC #2, 3 TEC #4, 3 TEC #5, 3 TEC #5 SWD, 3 TEC #8, 3 TEC #7, 3 TEC #9, 3 TEC #11 and 3 TEC #11-A - these interests do not exceed more than a 1.5% working interest and a net revenue interest (yielding in 2009 gross working interests of $23,308 and net revenue interest of $1,266). For the quarter ended March 31, 2010, JOG did not earn any net profits from the Transferred Interests. During the year ended December 31, 2009, JOG earned approximately $26,000 net profits from the Transferred Interests. During the year ended December 31, 2008, JOG earned approximately $69,000 net profits from the Transferred Interests.  At December 31, 2010 the Company also owed Mr. Jurasin $25,000 in deferred salary and $29,742 from shareholder advances.

In connection with the Reorganization, we issued Mr. Gray 75,000 shares of our common stock (plus an additional 15,000 shares of common stock subject to the satisfaction of vesting requirements), Mr. McCauley 214,066 shares of our shares of common stock (plus an additional 42,813 shares of common stock subject to the satisfaction of vesting requirements.  At December 31, 2010 Mr. Gray and Mr. McCauley were owed $15,625and $18,044 respectively, in salary deferred by the Company. At December 31, 2010 Mr. Gray was also owed $50,606 for services performed for Radiant prior to becoming an employee.

In connection with the Reorganization, the Company entered into a director’s agreement with Mr. Rodriguez, in which the Company agreed to pay Mr. Rodriguez $3,000 per month beginning in June 2010, and issue to Mr. Rodriguez 100,000 shares of Company common stock, of which 50,000 shares were issued upon the closing of the Reorganization and the remaining 50,000 shares will be issued in June 2011. Mr. Rodriguez personally indemnified JOG and John Jurasin for any misrepresentations by Radiant in the Reorganization up to $50,000. In connection with the indemnification agreement, the Company agreed to pay Mr. Rodriguez $25,000 prior to the payment of any cash bonus to any employee, officer or director. Mr. Rodriguez acquired an aggregate of 81,327 shares of common stock during 2008, 2009 and 2010 for nominal consideration.  Mr Rodriquez was formerly the chief executive officer of the Company, and continues to serve as a director.

John Thomas Financial will provide investment banking services to the Company, and pursuant to an investment banking agreement, the Company will pay John Thomas Financial in connection with equity financings cash sales commissions of up to 10% of the gross proceeds, non-accountable expense allowances of up to 3% of the gross proceeds and five-year warrants to purchase one share of common stock for each ten shares of common stock (including common stock equivalents) sold in the Offering at a purchase price of 105% of the offering price; and in connection with debt financings (excluding the first $600,000 has been raised to date), a cash fee equal to 5% of the first $10,000,000 of debt financing, 4% of the next $10,000,000 of debt financing, 3% of the next $10,000,000 of debt financing, 2% of the next $10,000,000 of debt financing, and 1% in excess of $40,000,000 of debt financing. In August 2010, the Company issued to John Thomas Financial 3,000,000 shares of common stock as additional consideration for entering into the investment banking agreement, and John Thomas Financial is entitled to receive $75,000 of expense reimbursement once $2,000,000 is raised in an offering.  In November 2010, JTF served as a placement agent in connection with the sale of 1,215,000 shares of Company common stock for $1,215,000, received sales commission of $97,200 and expense reimbursement of $25,000, and a five-year warrant to purchase 121,500 shares of Company common stock at an exercise price of $1.05 per share, which warrant contains registration rights regarding the resale of the underlying common stock.  We have been advised by John Thomas Bridge & Opportunity Fund L.P. that John Thomas Bridge & Opportunity Fund L.P. and John Thomas Financial are not affiliates of one another. We have further been advised by John Thomas Bridge & Opportunity Fund as follows, with respect to the relationship between John Thomas Financial and John Thomas Bridge & Opportunity Fund:

(a) Neither John Thomas Financial nor any of its affiliates has any direct or indirect ownership or management interest in John Thomas Bridge & Opportunity Fund L.P. or John Thomas Bridge & Opportunity Fund II, L.P.;

(b) Neither John Thomas Bridge & Opportunity Fund L.P. nor any of its affiliates has any direct or indirect ownership or management interest in John Thomas Financial;

(c) From time to time John Thomas Financial has served as placement agent for John Thomas Bridge & Opportunity Fund L.P. in connection with offers and sales of John Thomas Bridge & Opportunity Fund L.P. securities;

(d) Pursuant to a placement agent agreement, dated as of July 19, 2007, between John Thomas Financial and John Thomas Bridge & Opportunity Fund L.P., John Thomas Bridge & Opportunity Fund L.P. has been granted a trademark license to use the name “John Thomas” and variants thereof in connection with, among other things, the operation of John Thomas Bridge & Opportunity Fund L.P.; and

(e) John Thomas Financial from time to time receives compensation with respect to companies it introduces to John Thomas Bridge & Opportunity Fund L.P. and which obtain loans from John Thomas Bridge & Opportunity Fund L.P.  John Thomas Financial did not introduce John Thomas Bridge & Opportunity Fund L.P to the Company, and received no compensation in connection with the Reorganization.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services were rendered by MaloneBailey, LLP for the fiscal years ended December 31, 2010 and 2009. The aggregate fees for each of those years were as follows:

Description	2010	2009

Audit fee	$125,000	$95,000
Audit related fees	$-	$-
Tax fees	$14,000	$-
All other fees	$-	$-

Audit fees for the fiscal years ended December 31, 2010, and 2009 represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the Audit Committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Board of Directors has considered the role MaloneBailey in providing services to us for the fiscal year ended December 31, 2009 and has concluded that such services are compatible with MaloneBailey’s independence as the Company’s auditors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Each exhibit identified below is filed as part of this report.  Exhibits filed with this report are designated by “*”.  All exhibits not so designated are incorporated by reference to a prior filing as indicated.  Exhibits designated with “†” constitute a management contract or compensatory plan or arrangement.

Exhibit No.	Description
2.1

Exchange Agreement, dated as of July 23, 2010, by and among Radiant Oil & Gas, Inc, Jurasin Oil & Gas, Inc., and the shareholders of Jurasin.  Previously filed on Form 8-K dated November 8, 2010. Company agrees to furnish to the SEC, upon request, a copy of any omitted schedule

2.2

Amendment No. 1 to Reorganization Agreement, effective July 31, 2010, by and among Radiant Oil & Gas, Inc., Jurasin Oil & Gas, Inc., and the JOG Shareholders.  Previously filed on Form 8-K dated August 16, 2010.

3.1	Articles of Incorporation of Radiant Oil & Gas, Inc. Previously filed on Form 8-K dated August 16, 2010.
3.2	Amended and Restated Bylaws of Radiant Oil & Gas, Inc. Previously filed on Form 8-K dated August 16, 2010.
4.1	Form of specimen certificate representing shares of Radiant Oil & Gas, Inc. common stock. Previously filed on Form 8-K dated August 16, 2010.
4.2	Form of debenture issued in $600,000 bridge financing. Previously filed on Form 8-K dated August 16, 2010.
4.3	Form of warrant issued in $600,000 bridge financing. Previously filed on Form 8-K dated August 16, 2010.
4.4*	10% Convertible Promissory Note issued February 1, 2011 to Fermo Jaeckel.
10.1†	Radiant Oil & Gas, Inc. 2010 Stock Option Plan. Previously filed on Form 8-K dated August 16, 2010.
10.2	Amended and Restated Secured Credit Agreement, dated April 30, 2008, by and between Amber Energy, LLC, and Macquarie Bank Limited. Previously filed on Form 8-K dated August 16, 2010.
10.3	First Amendment to Amended and Restated Secured Credit Agreement, dated August 5, 2010, by and between Amber Energy, LLC and Macquarie Bank Limited. Previously filed on Form 8-K dated August 16, 2010.
10.4

Amended and Restated Senior First Lien Secured Credit Agreement, dated September 14, 2006, by and between Rampant Lion Energy, LLC and Macquarie Bank Limited.  Previously filed on Form 8-K dated August 16, 2010.

10.5

Second Amendment to Amended and Restated Senior First Lien Secured Credit Agreement, dated August 5, 2010, by and between Rampant Lion Energy, LLC and Macquarie Bank Limited.  Previously filed on Form 8-K dated August 16, 2010.

10.6	Limited guaranty of Radiant for benefit of Macquarie Bank Limited. Previously filed on Form 8-K dated August 16, 2010.

10.7	Omnibus Amber Amendment. Previously filed on Form 8-K dated August 16, 2010.
10.8	Omnibus Rampant Lion Amendment. Previously filed on Form 8-K dated August 16, 2010.
10.9	Directors Agreement, dated August 5, 2010, by and between Radiant Oil & Gas, Inc. and Brian Rodriguez. Previously filed on Form 8-K dated August 16, 2010.
10.10	John Jurasin note dated August 5, 2010. Previously filed on Form 8-K dated August 16, 2010.
10.11	Form of Stock Option Agreement for Incentive Stock Options granted under the 2010 Stock Option Plan to various employees. Previously filed on Form 8-K dated August 16, 2010.
10.12†

Employment Agreement, dated as of August 5, 2010, by and between Radiant Oil & Gas and Robert M. Gray.  Previously filed on Form 8-K dated August 16, 2010.  Previously filed on Form 8-K dated August 16, 2010.

10.13†	Employment Agreement, dated as of August 5, 2010, by and between Radiant Oil & Gas and Timothy N. McCauley. Previously filed on Form 8-K dated August 16, 2010.
10.14†	Employment Agreement, dated as of August 5, 2010, by and between Radiant Oil & Gas and John M. Jurasin. Previously filed as Exhibit 10.15 on Form 8-K dated August 16, 2010.
10.15†	Indemnification Agreement of John Thomas Bridge & Opportunity Fund, LP. Previously filed as Exhibit 10.17 on Form 8-K dated August 16, 2010.
10.16	Indemnification Agreement of Brian Rodriguez. Previously filed as Exhibit 10.18 on Form 8-K dated August 16, 2010.
10.17	John Jurasin Note dated October 12, 2010. Previously filed as Exhibit 10.19 on Form 8-K dated November 8, 2010.
10.18	Third Amendment to Credit Agreement dated October, 19, 2010 by and between Rampant Lion Energy, LLC and Macquarie Bank Limited. Previously filed as Exhibit 10.20 on Form 8-K dated November 8, 2010.
10.19	Consulting Agreement dated July 29, 2010 by and between Radiant Oil & Gas, Inc. and Lighthouse Capital, Ltd. Previously filed as Exhibit 10.21 on Form 8-K dated November 8, 2010.
10.20	First Amendment to Consulting Agreement dated August 12, 2010 by and between Radiant Oil & Gas, Inc. and Lighthouse Capital, Ltd. Previously filed as Exhibit 10.22 on Form 8-K dated November 8, 2010.
10.21	Investment Banking Agreement by and between Radiant Oil & Gas, Inc. and John Thomas Financial, Inc. Previously filed as Exhibit 10.23 on Form 8-K dated November 8, 2010.
10.22	First Amendment to Investment Banking Agreement by and between Radiant Oil & Gas, Inc. and John Thomas Financial. Previously filed as Exhibit 10.24 on Form 8-K dated November 8, 2010.
10.23

First Amendment to Amended and Restated Senior First Lien Secured Credit Agreement, dated August 5, 2010, by and between Rampant Lion Energy, LLC and Macquarie Bank Limited.  Previously filed as Exhibit 10.25 on Form 8-K dated January 5, 2011.

10.24

Joint Operating Agreement dated May 24, 2006 by and between Medco Energi US LLC and Rampant Lion Energy, LLC with amendments dated October 31, 2006 and March 29, 2007.  Previously filed as Exhibit 10.26 on Form 8-K dated January 5, 2011.

10.25	Mustang Island Block 758 Participation Agreement by and between Rampant Lion Energy LLC and Medco Energy US LLC dated May 24, 2006. Previously filed as Exhibit 10.27 on Form 8-K dated January 5, 2011.
10.26*	Fourth Amendment to Credit Agreement dated April 7, 2011 by and between Rampant Lion Energy, LLC and Macquarie Bank Limited.
10.27*	Second Amendment to Amended and Restated Secured Credit Agreement, dated April 7, 2011 by and between Amber Energy, LLC and Macquarie Bank Limited.
22.1*	List of Subsidiaries of Radiant Oil & Gas, Inc. Previously filed on Form 8-K dated August 16, 2010.
23.1*	Consent of Ralph E. Davis Associates, Inc.
23.2*	Consent of Mire & Associates, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Reserve report prepared dated April 1, 2011 by Ralph E. Davis Associates, Inc.
99.2*	Reserve report prepared by dated February 24, 2011 Mire & Associates, Inc.
99.3*	Reserve report prepared by dated February 22, 2011 Mire & Associates, Inc.

*	Filed herewith.
†	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: April 15, 2011

RADIANT OIL & GAS, INC.

/s/ John M. Jurasin

John M. Jurasin, Chief Executive Officer,

Principal Accounting Officer, and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of Radiant Oil & Gas, Inc and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John M. Jurasin	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board	April 15, 2011
John M. Jurasin

/s/ Robert M. Gray	Director	April 15, 2011
Robert M. Gray

/s/ Brian E. Rodriquez	Director	April ,15 2011
Brian E. Rodriguez

/s/ George R. Jarkesy	Director	April 15, 2011
George R. Jarkesy

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets, December 31, 2010 and December 31, 2009

F-3

Consolidated Statements of Operation, Years Ended December 31, 2010, 2009 and 2008

F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), Years Ended December 31, 2010, 2009 and 2008  F-5

Consolidated Statements of Cash Flows, Years Ended December 31, 2010, 2009 and 2008

F-6

Notes to Financial Statements

F-7

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Radiant Oil & Gas, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Radiant Oil and Gas, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive losses, changes in stockholder’s deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiant Oil and Gas, Inc. at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has recurring losses from operations and has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey LLP

www.malone-bailey.com

Houston, Texas

April 15, 2010

F- 2

RADIANT OIL AND GAS, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$ 32,453	$ 198,854
Investments	-	246,203
Accounts receivable, net of allowance of $56,000 and $0 respectively	17,371	55,784
Other current assets	8,736	8,967
Deferred finance charge	-	19,205
Due from Related Parties	382,343	139,193
TOTAL CURRENT ASSETS	440,903	668,206

PROPERTY AND EQUIPMENT
Evaluated property, accounted for using the full cost method of accounting, net of accumulated depletion of $90,647 and $41,546, respectively	2,825,968	3,181,376
Property and equipment, net of accumulated depreciation of $177,304 and $172,093, respectively	7,752	10,365
TOTAL PROPERTY AND EQUIPMENT	2,833,720	3,191,741

TOTAL ASSETS	$ 3,274,623	$ 3,859,947

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilitites
Accounts payable and accrued expenses	$ 1,664,673	1,291,529
Notes payable, net of unamortized discount of $104,855 and $6,609 respectively	2,769,950	3,375,684
Accrued interest	239,649	475,831
Deposit	-	127,500
Due to related parties	1,309,135	-
Derivative liability	231,526	-
TOTAL CURRENT LIABILITIES	$ 6,214,933	$ 5,270,544

Deferred gain	313,159	333,535
Asset retirement obligation	97,512	138,323
TOTAL LIABILITES	$ 6,625,604	$ 5,742,402

STOCKHOLDER'S DEFICIT
Common stock - par value $0.01: authorized 100,000,000 shares; issued and outstanding 10,813,813 and 4,166,667 shares, respectively	$ 108,138	$ 41,667
Additional paid in capital	2,515,497	(2,693)
Accumulated other comprehensive income	-	28,764
Accumulated deficit	(5,974,616)	(1,950,193)
TOTAL STOCKHOLDER'S DEFICIT	$ (3,350,981)	$ (1,882,455)

TOTAL LIABILITIES AND STOCKHOLDER	$ 3,274,623	$ 3,859,947

The accompanying footnotes are an integral part of these financial statements

F- 3

RADIANT OIL AND GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

	Year Ended December, 31
	2010	2009

REVENUE
Oil and Gas	$ 169,649	$ 106,502

OPERATING EXPENSES
Lease operating	64,489	278,383
Depreciation, depletion, and amortization	33,935	34,413
Accretion expense	7,799	14,589
General and administrative expense	2,792,468	515,897
TOTAL OPERATING EXPENSES	2,898,691	843,282

LOSS FROM OPERATIONS	(2,729,042)	(736,780)

Net realized gain (loss) from sale of investments	21,542	(21,926)
Gain on derivative	121,278	-
Interest income	2,409	6,910
Interest expense	(584,793)	(523,002)
Registrations rights expense	(72,900)
Gain on forgiveness of interest	266,084	-
TOTAL OTHER EXPENSES	(246,380)	(538,018)

NET LOSS	(2,975,422)	(1,274,798)

Unrealized gain (loss) on available for sale securities	(28,764)	68,788

COMPREHENSIVE LOSS	$ (3,004,186)	$ (1,206,010)

Weighted average number of shares outstanding	$ 6,397,827	$ 4,166,667
Loss per share	(0.47)	(0.29)

The accompanying notes are an integral a part of these consolidated financial statements

F- 4

RADIANT OIL AND GAS, INC.
STATEMENT OF CONSOLIDATED SHAREHOLDERS DEFICIT
	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
BALANCE AT DECEMBER 31, 2008	4,166,667	$ 41,667	$ (2,693)	$(40,024)	$ (675,395)	$(676,445)
Unrealized gain on available for sale securities				68,788		68,788
Net Loss					(1,274,798)	(1,274,798)
BALANCE AT DECEMBER 31, 2009	4,166,667	41,667	(2,693)	28,764	(1,950,193)	(1,882,455)
Common shares issued by JOG prior to merger	833,335	8,333	484,899	-	-	493,232
Common shares retained by Registrant	2,492,639	24,926	(252,285)	-	-	(227,359)
Dividend to shareholder					(1,049,001)	(1,049,001)
Warrants issued with debenture	-	-	197,338	-	-	197,338
Common shares issued to placement agent	1,000,000	10,000	(10,000)	-	-	-
Common shares issued for services	1,106,172	11,062	1,101,579	-	-	1,112,641
Employee stock option expense	-	-	95,954	-	-	95,954
Common shares issued for cash, net of stock issuance costs of $159,235	715,000	7,150	548,615	-	-	555,765
Common shares issued to extinguish debentures	500,000	5,000	495,000	-	-	500,000
Warrants issued to placement agent	-	-	(119,464)	-	-	(119,464)
Loss on sale of available for sale securities	-	-	-	(28,764)	-	(28,764)
Overriding royalty interest transferred to stockholder	-	-	(23,446)	-	-	(23,446)
Net loss	-	-	-	-	(2,975,422)	(2,975,422)
BALANCE AT DECEMBER 31, 2010	10,813,813	$ 108,138	$ 2,515,497	$-	$ (5,974,616)	$(3,350,981)

The accompanying footnotes are an integral part of these financial statements

F- 1

RADIANT OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
	Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (2,975,422)	$ (1,274,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion & amortization expense	33,935	34,413
Employee stock options	95,954	-
Amortization of deferred financing charge	19,205	92,828
Amortization of debt discount	332,431	16,904
Gain of forgiveness of interest	266,084
(Gain) Loss on sale of investments	(21,542)	21,926
Accretion of ARO	7,799	14,589
Stock for services	1,605,873	-
Change in derivative liability	(121,278)	-
Changes in operating assets and liabilities:
Accounts Receivable	38,644	38,453
Accounts payable & accrued expenses	(146,335)	(899,849)
Due from related party	(243,150)	(210,863)
Other Assets	-	861,301
NET CASH USED IN OPERATING ACTIVITIES	(1,107,802)	(1,305,096)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties	(164,925)	(252,568)
Proceeds from sale of oil and gas properties	271,675	127,500
Purchases of investments and other assets	(4,958)	(79,920)
Proceeds from sale of securities	241,341	25,006
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	343,133	(179,982)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	569,679	126,795
Payments on borrowings	(702,176)	-
Proceeds from borrowings from related party	175,000	-
Issuance of Stock	555,765	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	598,268	126,795
NET DECREASE IN CASH	(166,401)	(1,358,283)
CASH AT BEGINNING OF YEAR	198,854	1,557,137
CASH AT YEAR END	$ 32,453	$ 198,854
SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$ 157,242	$ 87,253
NON-CASH INVESTING AND FINANCING
Distribution to shareholder through note payable	1,072,446	-
Extinguishment of debentures with the issuance of stock	500,000
Prior year deposit on sale of O & G property	127,500	-
Warrant derivative liability	119,464	-
Discount on notes payable	233,340	-
Assumption of liabilities of ROG	252,285	-
Assumption of asset retirement obligation from partial sale	48,610	-
Asset retirement obligation incurred and changes in estimates	-	11,709
Unrealized gain (loss) on investments	(28,764)	68,788
Adjustment in basis in subsidiary		338,543
The accompanying footnotes are an integral part of these financial statements

RADIANT OIL & GAS, INC.

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

Radiant Oil and Gas, Inc. (“Radiant") is an independent oil and gas exploration and production company that operates in the Gulf Coast region of the United States of America, specifically, onshore and the state waters of Louisiana, USA and the federal waters offshore Texas in the Gulf of Mexico. Jurasin is a Louisiana Corporation chartered in 1994. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In August 2010, Jurasin Oil and Gas, Inc (“JOG”) completed a reverse acquisition transaction through an exchange agreement with us whereby we acquired 100% of JOG’s issued and outstanding capital stock in exchange for 5,000,002 shares of our common stock.  The agreement provides for the issuance of up to an additional 1,000,000 shares of our common stock upon the satisfaction of certain performance conditions. Under the agreement for the performance of each of the following conditions (up to a maximum of four), the former JOG shareholders will receive 250,000 additional shares of common stock.  As of December 31, 2010, two of the performance conditions have been met resulting in the issuance of 500,000 of these common shares.  The performance conditions that were met were the nomination of the southern acreage for lease and the re-acquiring of the seismic permit on 1,000 net acres for Amber.  The remaining performance conditions of permit on a well on the Coral; the re-acquiring State seismic permit covering open acreage in Bayou Teche, Grand Lake and Attakapas Wildlife Management Areas; re-acquire seismic permit on additional 1,000 acres on Amber lease; extend Apache Seismic Permit and Sub-Lease from September 2010; and execute seismic services contract for shooting of 3-D survey.

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

Principles of Consolidation

We consolidate all investments in which we have exclusive control. The accompanying consolidated financial statements include the accounts of Radiant Oil and Gas, Inc., our wholly owned subsidiaries, JOG, Rampant Lion Energy, LLC (“RLE”), and Jurasin Oil and Gas Operating Company (“JOGOp”).

In accordance with established practice in the oil and gas industry, our financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of a limited liability company, Amber Energy, LLC in which we have an interest. We owned a 75% interest in Amber through October 9, 2009 and 51% after that date.  Our net interest is referred to as “AE.”

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our estimates include oil and natural gas proved reserve quantities which form the basis for the calculation of amortization of oil and natural gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value.

Concentrations

Our operations are concentrated in Louisiana and Texas. We are heavily dependent on the sale of natural gas, which accounted for 99% and 73% for each of the years ended December 31, 2010 and 2009, respectively. If the oil and natural gas exploration and production industry in general and the natural gas industry in particular were adversely affected, we would experience adverse effects.

In 2010, and 2009 we sold approximately 98% and 75% of our production, respectively, to Medco Energi US, LLC, the operator of our one currently producing property.

We are the non-operator on our proved properties. As such, we have a concentration risk associated with the business success of our operators. If our operators are not successful in operating our properties, we could experience material adverse effects.

Financial instruments which potentially subject us to concentrations of credit risk consist of cash. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only with major financial institutions thereby minimizing exposure for deposits in excess of federally insured amounts. At December 31, 2010 and 2009 we had $0 held in banks in excess of federally insured limits. We believe that credit risk associated with cash is remote.

We have approximately 99% of our debt placed with one entity, as described more fully in Note 5 – Notes Payable.

Investments

We classify our marketable securities as trading, available-for-sale, or held-to-maturity. The appropriate classification of its marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. As of December 31, 2010 and 2009, respectively, we owned no investments that were considered to be held-to-maturity or trading. Available for sale securities are marked to market based on the fair values of the securities, with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss). We owned securities with a fair value of $0 and $246,203 at December 31, 2010 and 2009, respectively, which were classified as available for sale. Fair value is determined using quoted prices in active markets for the identical asset; total fair value is the market price per share multiplied by the number of shares owned without consideration of transaction costs (level 1 input). When available-for-sale securities are sold, unrealized gain or loss included in accumulated other comprehensive income is reclassified into earnings and included in the realized gain or loss on sale of the security.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are reflected at net realizable value. We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust the allowance as necessary using the specific identification method. There is no significant allowance for doubtful accounts at December 31, 2010 or 2009.

Deferred Finance Charges

Deferred finance charges consist of legal fees incurred in connection with the issuance of our notes payable were capitalized and are separately shown in the consolidated balance sheets. The charges are being amortized on a straight-line basis over three years, the term of the notes.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset: furniture and fixtures, 7 years; vehicles, 5 years; computer equipment and software 3 - 5 years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment during the years ended December 31, 2010 and 2009.

Oil and Natural Gas Properties

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

Costs associated with unevaluated properties are capitalized as oil and natural gas properties but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization. We evaluate unevaluated properties for inclusion in the amortization base at least annually.

Capitalized costs included in the amortization base are depleted using the units of production method based on proved reserves. Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

We include our pro rata share of assets and proved reserves associated with an investment that is accounted for on a proportional consolidation basis with assets and proved reserves that we directly own in the appropriate cost center. We calculate the depletion and net book value of the assets based on the cost center’s aggregated values. Accordingly, the ratio of production to reserves, depletion and impairment associated with a proportionally consolidated investment does not represent a pro rata share of the depletion, proved reserves, and impairment of the proportionally consolidated venture.

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update our assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FASB ASC-740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2006 remain open to examination by U.S. federal and state tax jurisdictions.

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

As of December 31, 2010 and December 31, 2009, we had investments of $0 and $246,203, respectively, measured at fair value using level 1 inputs. At December 31, 2010 we had derivatives of $231,526 valued using level 3 inputs. The carrying amounts reported in the balance sheet for cash and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the un-weighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009.

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3, as discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted ASU 2010-03 effective December 31, 2009.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements).

The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on our operating results, financial position or cash flows.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. We adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This codification update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires reporting units with such carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010 and early adoption is not permitted. The Company will adopt the provisions of this update in its Quarterly Report on Form 10-Q for the three months ended March 31, 2011. The Company is currently evaluating the impact that this adoption will have on its operating results, financial position, cash flows or disclosures but does not expect a material impact if any, as a result of the adoption.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity who discloses comparative pro forma information for business combinations that occurred in the current ombination(s) occurred as of the beginning of the comparable prior annual period only. This update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and early adoption is permitted. The Company will adopt the provisions of this update for any business combinations that occur after January 1, 2011.

Note 2 – Going Concern

As reflected in the accompanying financial statements, we had a working capital deficit of $5,774,030 and an accumulated deficit of $ 5,974,616 as of December 31, 2010, which raise substantial doubt about our ability to continue as a going concern. Management plans to raise funds through the issuance of debt, the sale of common stock, merger with another company or the sale of partial interests in our projects to other industry participants.

Our ability to continue as a going concern is dependent on our ability to raise capital through the issuance of debt, the sale of common stock, the consummation of a merger or the sale of partial interests in our projects to other industry participants. If we do not raise capital sufficient to fund our business plan, Radiant may not survive. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 - Investments

Our investments consist of holdings in mutual funds. The mutual funds are invested primarily in equity securities. The cost, unrealized gains and losses, and fair value of our available-for-sale securities at December 31, 2010 and 2009 were as follows:

	2010	2009

Cost	$-	$217,439
Unrealized gains (losses)	-	28,764
Fair Value	$-	$246,203

Balances related to our results of operations for the years ended December 31, 2010 and 200 follow:

	2010	2009

Proceeds from sales of investments	$241,341	$25,006

Gross and net realized (losses)	$21,542	$(21,926)

Margin Account

We borrowed $44,016 and repaid $169,510 on margin from our broker-dealer during 2010. We borrowed $125,495 from our broker-dealer.in 2009.   We were indebted to the broker-dealer in the amount of $0 and $125,495 as of December 31, 2010 and 2009, respectively. The margin loan was secured by the securities and cash held within the account and interest was charged at market rates.

Interest expense paid to the broker-dealer totaled $5,460 and $666 in 2010and 2009, respectively.

Average interest rates for 2010 and 2009 were 6.25 percent and 8 percent, respectively.

Note 4 – Oil and Gas Properties

Oil and natural gas properties as of December 31, 2010 and 2009, consisted of the following:

	December 31,
	2010	2009

Costs subject to depletion	$2,916,615	$3,222,922
Depletion	(90,647)	(41,546)

Net oil and gas properties	$2,825,968	$3,181,376

Project descriptions

Aquamarine

We own interests in a lease located in the federal waters offshore Texas, which is referred to as the Aquamarine Project. There is currently one producing gas well in this lease area. There are proved producing and proved developed not producing reserves associated with this lease area.

Amber

Our Amber project consists of multiple leases, permits and permits with options to lease onshore Louisiana, USA. There are no proved reserves associated with the Amber prospect.

Ensminger

Our Ensminger Project is located onshore in Louisiana, USA. Currently, there are no producing wells in this area.    Our reserves associated with this area are proved undeveloped.

In February 2010, we sublet a portion of our interest in Ensminger, thus reducing our before payout working interest and net revenue interest to 6.375% and 4.62188%, respectively. We received net cash proceeds of $149,175.  In addition, the sub-letting parties assumed responsibility for their pro rata share of the asset retirement obligation on the property, such share being $48,611 at the time of the transfer.  At this time, Energy XXI (Bermuda) Limited became the operator of the wells in this project. The proceeds and the assumption of the asset retirement obligation were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

In March 2010, we completed the transfer of a 0.5% overriding royalty interest to an unaffiliated third party and received total proceeds of $250,000.   The funds had been paid to Amber in December 2009 and are reflected as of that date as a deposit of $127,500, our pro rata share of the liability.

In April 2010, the Ensminger #2 was drilled and has been temporarily abandoned pending the results of a sidetrack that the Company expects to drill in the Exxon Ensminger #1.

Coral/Ruby/Diamond

We own a contractual interest in certain oil and gas leases located in the state waters of Louisiana. Under an agreement with the leasehold owners and another party, we will receive 30% of any promote that is acquired when the deal is sold. A 35% interest has been sold to a third party the agreement for which provides for a 25% working interest after payout.

Related Party Transfer

Effective March 2010, we assigned certain legacy overriding royalty interests in various projects, including the Baldwin AMI, the Coral, Ruby and Diamond Project, the Aquamarine Project and the Ensminger Project to a related party entity owned by John M. Jurasin, our CEO.  We retained our working interests in these projects.  Additionally, we assigned our working interest in a project, Charenton, to the related party entity.  We did not receive any proceeds for the conveyances and except for the Ensminger Project, the interests assigned had a historical cost basis of $0.  The Ensminger Project had allocable costs of $23,446.  The conveyance was accounted for as a transaction between entities under common control and the ORRI was recorded as a distribution to shareholder and transferred out of property at historical cost.

Our interests in projects for which there were proved reserves, as of December 31, 2010, were as follows:

Project name	Before payout working interest	Net revenue interest
Aquamarine	11.25%	9.5125%
Ensminger	6.375%	4.62188%
Coral	65.5%	48.7744%

Adjustment of interest in investee

The company agreement governing our subsidiary, Amber and Amber’s secured credit facility provided that if the outstanding amount on the facility as of October 9, 2009 exceeded $2,000,000 24% of the membership of Amber would be transferred to an affiliate of our lender. The provisions of the note are more fully discussed in Note 5 – Notes Payable. On October 9, 2009, the outstanding balance exceeded $2,000,000. Thus, our proportional interest in Amber reduced from 75% to 51%. Accordingly, our pro rata share of our ownership in Amber’s oil and gas properties and reserves were reduced by 24%. This resulted in a reduction of our cost basis in the Amber and Ensminger projects of approximately $650,000.

Costs incurred for oil and gas properties

Significant investments in oil and gas properties during the year ended December 31, 2010 include:

•

Acquisition costs of $33,976

•

Exploration, which consisted of geological costs of $121,657: and

•

Development costs pertaining to our Aquamarine project of $9,292.

Significant investments in oil and gas properties during the year ended December 31, 2009 include:

•

Acquisition costs of $148,791

 •

Exploration which consisted of geological costs of $52,846

•

Development costs pertaining to our Ensminger and Aquamarine projects of $39,219;

Cost recovery

During the year ended December 31, 2010, we transferred our overriding royalty interest in the Ensminger project to a third party and reduced our cost recovery by $250,000.  We also sold a portion of our working interest in Ensminger which reduced our cost recovery by $149,175 from the net proceeds and an additional $48,611 from the buyer assuming their portion of the asset retirement obligation.  Cost recovery was also reduced by $23,446 for the cost basis in the overriding royalty interest in Ensminger that was assigned to a related party entity owned by John M. Jurasin.   The proceeds received in these transactions were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

Impairment

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center.

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Beginning December 31, 2009, full cost companies use the un-weighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date. Prior to December 31, 2009, companies used the price in effect at the end of each accounting period and had the option, under certain circumstances, to elect to use subsequent commodity prices if they increased after the end of the accounting quarter.

We assess all items classified as unevaluated property on at least an annual basis for inclusion in the amortization base. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate that there would be impairment, or if proved reserves are assigned to a property, the cumulative costs incurred to date for such property are transferred to the amortizable base and are then subject to amortization.

At December 31, 2010 and 2009, the ceiling test value of our reserves was calculated based on the first day average of the 12-months ended December 31, 2010 and 2009 of the West Texas Intermediate (WTI) posted price of $79.43 and $61.18 per barrel respectively, and the first day average of the 12-months ended December 31, 2010 and 2009 of the Henry Hub price of $4.38 and $3.87 per MMbtu respectively. Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

At December 31, 2010 and 2009, our net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Note 5 – Notes Payable

Notes payable as of December 31, 2010 and December 31, 2009 consisted of the following:

	December 31,	December 31,
	2010	2009
Senior credit facility (RLE)	$ 818,309	$ 1,223,309
Senior credit facility, (AE)	2,032,188	2,032,188
Margin loan	-	125,495
Line of credit	24,308	1,300
Unamortized Discounts	(104,855)	(6,608)
Totals	$ 2,769,950	$ 3,375,684

Senior credit facility of RLE (“RLE Credit Facility”) and Senior Credit Facility of AE (“AE Credit Facility”) and (collectively “The Credit Facilities”)

MBL has opted not to advance any further funds on the Credit Facilities. The principal balance due MBL exceeded $2M on October 9, 2009 and MAC’s ownership automatically increased from 25% to 49%.

In September 2006, RLE entered into the RLE Credit Facility with Macquarie Bank Limited (MBL) originally for up to $25 million. The note was collateralized by substantially all of the assets of RLE. In addition, we pledged our ownership interest in RLE and executed a parent company guarantee to pay up to $500,000 of the outstanding indebtedness as additional security. During the year ended December 31, 2006, we incurred legal costs associated with the note of $228,751. These costs were capitalized as deferred finance charges and are amortized straight-line over three years, the life of the facility.

In October 2007, AE entered into the AE Credit Facility with MBL originally for up to $10 million. The note was collateralized by substantially all assets of AE. The agreement provides that Macquarie Americas Corp. (“MAC”), an affiliate of MBL, would receive up to 49% of Amber, 25% at the inception of the note and an additional 24% on October  9, 2009 if the balance on the note exceeded $1,500,000. We contributed certain lease interests to AE. AE’s company agreement provides for board representation for MBL and joint consent is required for certain transactions. Because of the shared control of AE and in accordance with established practice in the oil and gas industry, we proportionately consolidate AE. Our financial statements include our pro-rata 51% share of assets, liabilities, income and lease operating and general and administrative costs and expenses of AE.

We measured the fair value of the debt proceeds and the equity interest conferred on the date of inception of the facility and allocated the proceeds of the note based on the relative fair values of the debt and equity. We used the proceeds of the first tranche of the debt as the fair value of the debt. Because there were no proved reserves on the lease interests owned by AE and no objectively determinable fair value, we used the accumulated historical costs of the lease interests to approximate the fair value of the equity interest. The relative fair value of the investment was allocated between the note and equity interest as follows:

Equity	$38,899
Debt	448,392
Total	$487,291

The discount arising from this transaction was recorded at the inception of the note and is amortized straight-line over the life of the credit facility, 36 months. In addition, during the year ended December 31, 2008, we incurred legal costs associated with the note which were capitalized as deferred finance charges of $51,390 and which are amortized straight-line over the life of the facility.

In April 2008, the note was modified to accommodate our contribution of the Ensminger project to AE.  Modifications included increasing the threshold for the step up of MBL’s equity interest to 49% from $1,500,000 to $2,000,000 and reclassifying tranches available within the facility. Because of the structure of the note, the modification was evaluated by comparing the borrowing capacity prior to the modification to the borrowing capacity after the modification. The borrowing capacity of the facility was unchanged. Thus, the only change to the accounting for the note is that additional deferred financing charges of $38,668 were recorded and are amortized over the remaining life of the credit facility, 18 months.

In February 2010, we entered into a supplementary agreement with MBL under which, they effected a partial release of mortgage in certain assets in order to facilitate the sub-lease of a portion of our working interest in the Ensminger project; the bulk of the proceeds of the sub-lease are committed to repayment of principal and interest on the note.

Beginning at the closing of the Reorganization through April 7, 2011 we entered into a series of amendments under which:

•

The maturity date of our Credit Facilities was extended to September 9, 2011.

•

All prior defaults or events of default prior to the modification of the Credit Facilities were waived;

•

The RLE Credit Facility was amended to eliminate any financial ratios or production covenants that would put us into default on the notes

•

Interest on the AE Credit Facility outstanding loans had been accrued at a fixed rate based on the prime rate at the time the Company borrowed the funds and upon default, at the default rate.  In the loan modification, prior interest due was stipulated to be $361,221 ($184,223 net to our proportionate share) as of July 28, 2010 resulting in a gain on forgiveness of interest in the amount of $521,733 ($266,804 net to our proportionate share).

•

We agreed to make monthly interest payments at prime rate plus 8% on the RLE credit facility and made principal reduction payments on the Credit Facilities of $100,000 on each of August 5, 2010, August 20, 2010 and September 20, 2010. We made a payment of $250,000 on November 15, 2010.  We shall also pay amounts equal to , any proceeds from the sale of collateral, any insurance proceeds received.and1/6th of the gross proceeds of any subsequent equity raised

•

We cross-collateralized the RLE and AE Credit Facilities and AE and RLE each executed an unconditional guarantee of payment of the obligations under both Credit Facilities;  Radiant executed a limited guarantee of payment of up to $500,000 for the obligations under both Credit Facilities;

•

MBL has agreed to convert $1,000,000 of the Credit Facilities into shares of Radiant common stock at a conversion price equal to the per share price of the most recent material equity raise from a non-affiliated person , provided that upon such conversion there (i) no event of default in the Credit Faciliies and (ii) $the Company has repaid $900,000, of aggregate principal and interest payments on the Credit Facility after April 7, 2011. Since we proportionally consolidate AE, the $1,000,000 conversion of debt to equity would only result in a $510,000 reduction to notes payable on our consolidate financial statements and;

•

MBL agreed to re-convey to JOG all interests in real property and membership interests conveyed to its affiliate Macquarie Americas Corp (“MAC”) in connection with the AE Credit Facility, provided that all obligations under the

AE Credit Facility, RLE Credit Facility, and all letters of credit shall have been paid in cash prior to maturity of September 9, 2011.

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

Margin Loan and line of credit

We have a line of credit available from our bank for up to $25,000 that carries 7% annual percentage rate and through July 2010 had a margin loan facility from our broker-dealer that carried a variable rate as discussed in Note3.  As of December 31, 2010, we are obligated to pay $24,308 to our bank for the outstanding amount on the line of credit.  The margin loan was closed and had $0 outstanding balance at December 31, 2010. On December 31, 2009 the outstanding amounts were $125,495 and $1,300 on the margin loan and line of credit, respectively.

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

We allocated the proceeds, which were collected prior to the close of the Reorganization Agreement and which totaled $475,000, between the warrants and the debentures based on the relative fair values as follows:

Relative fair value of warrants	$ 156,223
Relative fair value of debenture	$ 318,777
Gross proceeds	$ 475,000

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

The relative fair value of the warrants is reflected was recorded as a discount from the debt.  In November 2010, $500,000 of the debentures was converted into 500,000 shares of common stock.  Additionally, we paid off the remaining $100,000 of the debentures from the proceeds of sales of common stock.  The Company recorded interest expense of

Derivative liabilities

In connection with the convertible note and related warrants, we evaluated the exercise feature of the warrants and the conversion feature of the convertible debt under FASB ASC 815, Derivatives and Hedging, and determined that these instruments have characteristics of a liability and therefore a derivative liability under the above guidance. The warrant and convertible debt agreements contain a reset (“ratchet”) provision that creates a variable exercise price. As a result, this embedded feature is bifurcated and recorded as a derivative liability. This liability is marked-to-market at the end of each reporting period and the resulting gain or loss is recorded as a component of earnings. At December 31, 2010, the aggregate fair value of these derivative liabilities is $231,526.

Fair value measurements

FASB ASC 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our derivative liabilities are classified as Level 3.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2010 (there was no derivative liabilities as of December 31, 2009):

	Fair value measurements on a recurring basis December 31, 2010
	Level 1	Level 2	Level 3
Liabilities

Warrants	$-	$-	$119,465
Convertible debentures	-	-	112,061

These derivative liabilities did not exist at December 31, 2009. The fair value of the derivative liabilities at inception was $119,465 and $233,339 related to the warrants and convertible debentures, respectively. The change in value of the derivative liability associated relates to a mark-to-market adjustment, which is reflected in the statement of operations.

Note 6 – Deferred Gain

In 2007, Jurasin created Amber and entered into a credit facility with MBL (See Note 5). In connection with the credit facility, MAC received a 25% ownership interest in Amber. In addition, when the outstanding loan exceeded a set amount, MAC received an additional 24% ownership. In April 2008, Jurasin contributed assets with a historical cost of $189,670 to Amber. MAC’s pro rata share of the assets, $47,417, is reflected as a basis adjustment in the underlying asset and was recorded as a deferred item in oil and gas properties. Similarly, during 2009, MAC received the additional 24% ownership in Amber, which resulted in an additional basis difference of $57,994. This amount, along with the remaining balance of the $47,417 amount recorded in 2008, was netted against the deferred gain (see below).

On October 9, 2009, our ownership interest in Amber reduced from 75% to 51% in accordance with certain terms of the company agreement as discussed in Note 5. At the time of the change in ownership percentage, Amber’s equity was a deficit because the aggregate liabilities exceeded the aggregate assets. The reduction in ownership percentage triggered a basis difference between Jurasin’s investment and the underlying net liability. As a result, we recorded  a deferred gain, net of the unamortized basis difference noted above, and is amortizing the net balance into income over the life of the oil and gas assets. The difference in basis as of October 9, 2009 was $443,954, which equates to 24% of the accumulated losses in Amber through that date. The net deferred gain of $338,543 will be recovered over 17 years, the useful life of Amber’s underlying oil and gas assets as indicated in our reserve report, as a reduction of depletion. We recovered $20,376 and $5,008 during the years ended December 31, 2010 and December 31, 2009, respectively, resulting in a carrying value of $313,159.

Note 7 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of December 31, 2010 and 2009:

	2010	2009
Liability for asset retirement obligation, beginning of period	$138,323	$173,605
Additions	—	—
Liabilities transferred in conjunction with adjustment of interest in subsidiary	—	(38,162)
Assumption of liability in conjunction with partial sale	(48,610)
Revisions in estimated cash flows	—	(11,709)
Accretion	7,799	14,589
Liability for asset retirement obligation, end of period	$97,512	$138,323

Note 8 – Common Stock and Common Stock Options

Common Stock

Immediately prior to the Reorganization we had 4,166,667 shares of $.01 par value common stock outstanding to John M. Jurasin (“Majority Shareholder”), our chairman of the board and chief executive officer.

In May 2010, JOG issued 20 shares of its common stock to employees and a contractor contingent upon the closing of a reverse acquisition transaction.  In the Reorganization Agreement these shares were converted in 833,335 of our $.01 par value common shares. The shares were valued at $1.00 per share, the value of a private placement offering for Radiant common stock (“PPO”) and are recorded as share based compensation. The par value is shown in common stock and the balance is paid in capital.

Common shares retained by the original registrant were 2,492,639.

Connected to the closing of the Reorganization, Radiant issued common stock to consultants as follows:

•

50,000 shares of common stock to a former officer of Radiant on August 5, 2010 as consideration associated with his entering into an agreement to serve as one of our directors.  The shares were valued at $50,000, or $1.00 per share, the value of the PPM and the $50,000 has been included as an expense for stock based compensation.  50,000 additional shares will vest one year from the Reorganization Agreement closing date.

•

543,205 shares of Radiant common stock to an investment relation/public relations firm on August 12, 2010 for services.  The shares are fully vested and non-forfeitable at the time of issuance.  The shares were valued at $543,205, or $1.00 per share, the value of the PPM and expensed as stock based compensation.

•

3,000,000 shares of Radiant common stock to John Thomas Financial (“JTF”), as consideration for an investment banking agreement on August 23, 2010.  As amended the agreement states that in the event JTF places equity or equity equivalent offerings, it will receive a cash placement agent fee of 10% of the gross proceeds of any offerings and cash expense reimbursement of 3% of the gross proceeds of any offerings, except that the fees and expense reimbursements are 8% and $75,000 respectively, for the first $2,000,000 (exclusive of the $600,000 raised in August 2010) of proceeds.  At the closing of each equity offering, the firm will receive warrants to purchase one share of common stock for each ten shares sold with an exercise price of 105% of the offering price of the stock. The investment banking firm will forfeit 2,000,000 of the 3,000,000 shares received at the signing of the original agreement if, within 12 months after a registration statement has been filed and declared effective, $10,000,000 has not been raised pursuant to the agreement; We also contracted with JTF for consulting services at $8,000 in cash per month for one year after the first closing of at least the Minimum amount under the PPM. The first closing was on November 12, 2010.  The 1,000,000 vested shares were valued at $1,000,000 or $1.00 per share, the value of the PPO and are shown in capital as an offering cost. Two million of these shares are forfeitable and have a service condition.  One million shares were reflected in the statement of changes in shareholders’ deficit.

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

The agreement requires Radiant to file a registration statement with the Securities and Exchange Commission within 30 days of the earlier of (i) raising a total of $12 million and (ii) March 31, 2011, and to use its best efforts to have the registration statement declared effective within 120 days from the filing of the registration statement.  The Company does not anticipate meeting this filing requirement and will be required to issue an additional 72,900 shares and has accrued registrations rights expense of $72,900 based on a fair value of $1 per share.

In the event that JTF places debt financing, they will receive a cash placement fee as follows: 5% of the first $10 million, 4% of the next $10 million, 3% of the next $10 million, 2% of the next $10 million, and 1% of any amounts raised over $40 million.  If Radiant enters into additional financing with MBL, JTF will receive 2% of the cash proceeds.  As of December 31, 2010, $1,215,000 has been raised.

Radiant issued to accredited investors (i) on November 12, 2010, 1,065,000 shares of our common stock for proceeds of $565,000 and to extinguish $500,000 of the 18% debentures into 500,000 shares of our common stock, less an 8% sales commission of $85,200 and related expenses of approximately $31,000 and (ii) on November 15, 2010, 150,000 shares of our common stock for gross proceeds of $150,000 less an 8% sales commission of $12,000.  In addition, the Company granted demand registration rights with respect to the resale of the 1,215,000 shares of common stock issued.  As part of the compensation for placement of the offering John Thomas Financial received warrants to purchase 121,500 shares of our common stock for $1.05. The Company used a portion of the proceeds to repay $250,000 on the Credit Facility and $100,000 plus accrued interest for the remaining 18% debentures.

The agreement provides for the issuance of up to an additional 1,000,000 shares of our common stock upon the satisfaction of certain performance conditions. Under the agreement for the performance of each of the following conditions (up to a maximum of four), the former JOG shareholders will receive 250,000 additional shares of common stock.  As of December 31, 2010, two of the performance conditions have been met resulting in the issuance of 500,000 of these common shares.  The performance conditions that were met were the nomination of the southern acreage for lease and the re-acquiring of the seismic permit on 1,000 net acres for Amber.  The remaining performance conditions of permit on a well on the Coral; the re-acquiring State seismic permit covering open acreage in Bayou Teche, Grand Lake and Attakapas Wildlife Management Areas; re-acquire seismic permit on additional 1,000 acres on Amber lease; extend Apache Seismic Permit and Sub-Lease from September 2010; and execute seismic services contract for shooting of 3-D survey.Of these, 450,677 were issued to the John M Jurasin, our chief executive officer.. The shares were valued at $500,000 or $1.00 per share, the value of the PPO and recorded as share based expense.  There are still 500,000 shares remaining which can be vested if certain additional performance conditions are met.

In February 2011 the Company entered into a settlement agreement with Mr. Allen Hobbs, our former controller, in full settlement of his employment agreement.  As part of this settlement agreement Mr. Hobbs received 12,967 shares of our common stock not previously earned.

Common Stock Options

Immediately subsequent to the reorganization, Radiant granted options to purchase 694,122 shares of Radiant common stock with an exercise price of $1.00 per share and a term of 10 years to JOG employees and an option to purchase 93,000 shares of common stock with an exercise price of $1.00 per share and a term of 10 years to a JOG consultant.  The options vest 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and 1/3 on the third anniversary of the grant.  The fair value of the options issued to employees, $690,876, was based on the quoted market price of Radiant's stock on the date of grant and estimated using the Black-Sholes option pricing model. It will be recorded as compensation expense over the vesting period in accordance with financial accounting standards. The Company recorded $95,954 of compensation expense in 2010 related to these options. The fair value of the option issued to the consultant, $92,873, was based on the value of the PPO and estimated using the Black-Sholes option pricing model and will be recorded as consulting expenses over the vesting period in accordance with financial accounting standards. The Company recorded $12,899 of consulting expense in 2010 related to these options. The unamortized stock based compensation and consulting expense on these options is $673,423 at December 31, 2010.  The weighted average exercise price is $1 for all outstanding options.  The weighted average remaining contractual term for all options outstanding is 9.6 years.  There is no intrinsic value on stock options at December 31, 2010.  There were no stock options outstanding at December 31, 2009 and no other stock options were granted other the 694,122 to employees and the 93,000 options granted to consultants.  The following assumptions were used in the Black-Sholes option pricing model:

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

Warrants

Prior to the closing of the Reorganization, Radiant sold debentures with a face amount of $475,000 and issued warrants to purchase 237,500 shares of Radiant common stock to three investors and sold a debenture with a face amount of $125,000 and issued warrants to purchase 62,500 shares of Radiant common stock to a related party of Radiant.  The warrants have an exercise price of $1.00 per share and a term of up to 4 years. The proceeds of the debentures were allocated between the debentures and the warrants based on their relative fair market values (see note 5).  The warrants vested immediately.  The total relative fair value of these warrants was $197,336 and was recorded as a debt discount and amortized using the effective interest method.  As of December 31, 2010, the $197,336 was fully amortized.  The following assumptions were used in the Black-Sholes option pricing model:

Risk-free interest rate	1.22%
Dividend yield	0%
Volatility factor	232%
Expected life (years)	4 years

At the closing of 1,215,000 share equity offering in November 2010, JTF received 121,500 warrants to purchase exercise price of 1.05.  The warrants had a contractual term of 5 years and vested immediately.  The warrants had an exercise price reset provision clause that triggered derivative accounting.  At December 31, 2010, the warrant had a fair value of $119,465 and this fair value was included in the derivative liability balance.  There was no difference in fair value from the grant date to December 31, 2010.  The following assumptions were used in the Black-Sholes option pricing model at December 31, 2010:

Risk-free interest rate	1.35%
Dividend yield	0%
Volatility factor	213%
Expected life (years)	4 years

The weighted average exercise price is $1.01 for all outstanding warrants.  The weighted average remaining contractual term for all warrants outstanding is 2.55 years.  There is no intrinsic value on warrants at December 31, 2010.  There were no warrants outstanding at December 31, 2009 and the total outstanding warrants were 427,575 warrants at December 31, 2010.

Note 9 – Related Party Transactions

Related parties include John Jurasin, our chairman and chief executive officer, George Jarkesy, as director and manager of the John Thomas Bridge and Opportunity Fund, Robert M. Gray, director and vice president, Tim McCauley, vice president, David R. Strawn, shareholder, David M. Klausmeyer, shareholder,  Macquarie Americas Corp “MAC”, an affiliate of MBL and the owner of 49% equity interest in AE and John Thomas Financial, Inc.

Transactions involving related parties are as follows:

Macquarie Bank Limited

AE is partially owned by an affiliate of our lender, Macquarie Bank Limited, and Radiant uses the proportionate consolidation method to consolidate AE. Radiant pays for goods and services on behalf of AE and passes those charges on to AE through intercompany billings. Periodically, AE will reimburse Radiant for these expenses, or potentially pays for goods and services on behalf of Radiant. These transactions are recorded as a due to / from AE in Radiant’s records and as a due to / from Radiant in AE’s records. Due to the fact that Radiant only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the due from AE related to the other interest owner does not eliminate and is carried as a due from AE until the balance is settled through a cash payment. Due from related party was $ 382,343 and $139,193 as of December 31, 2010 and December 31, 2009, respectively.

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

John M Jurasin advanced us $29,725 and $0 as of December 31, 2010 and December 31, 2009, respectively.  The funds were advanced to pay operating expenses and there are no formal repayment terms.  At December 31, 2010 the Company owed Mr. Jurasin $25,000 for unpaid salary.  Two notes were issued to Mr. Jurasin in lieu of payment of dividends from Radiant, which in turn represented funds advanced by Radiant to its subsidiaries JOG, AE and RLE to fund operations.  A note for $884,000 accrues interest at a rate of 4% per annum and matures upon the earlier of (i) May 31, 2013 or (ii) the date on which the Company closes any equity financing in which the Company receives gross proceeds of at least $10,000,000.  The other note is for $165,000 and accrues interest at a rate of 4% and is due and payable upon demand at any time subsequent to the repayment in full of all outstanding indebtedness under the Credit Facility.  (see Note 5)  Total accrued interest on the two notes in 2010 was $15,784.

George Jarkesy and John Thomas Bridge & Opportunity Fund

John Thomas Bridge & Opportunity Fund (“JTBOF”) is a significant stockholder, and its managing partner, George Jarkesy, is a director for the company.  The Company owes JTBOF for a note issued in April 2010, in the principal amount of $7,000, bearing interest at 8%.  Total accrued interest on the note is $380. The Company also owes JTBOK for a $50,000 advance in December 2010, on which there are no formal repayment terms.  In addition JTBOF subscribed to $125,000 of the debentures described in which was converted into 125,000 shares of Radiant common stock. (See note 5).

In April 2010, Mr. Jarkesy advanced the Company $25,000 for working capital purposes.  The terms of the repayment have not yet been determined.

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

David R. Strawn and David M. Klausmeyer

Mr. Strawn and Mr. Klausmeyer, shareholders of the Company each loaned the Company $12,193 between March 2002 and June 2005.  The notes accrue interest at 8% per annum. The Company recorded interest expense in 2010 of $3,597 and the total accrued interest is $23,505.

Robert M. Gray and Timothy N. McCauley

Mr. Gray, director of the Company and employee until April 2010 and Mr. McCauley vice president of the Company were owed $15,625 and $18,125 in salary at December 31, 2010.  In addition at December 31, 3010, Mr. Gray was owed $50,606 for consulting services rendered prior to becoming an employee of Radiant.

Note 10 - Income Taxes

As of December 31, 2010, we had approximately $2,065,000 of U.S. federal and state net operating loss carry-forward available to offset future taxable income, which begins expiring in 2022, if not utilized.

Our deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

Components of deferred tax assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Net operating loss carry-forward	$2,065,000	$1,620,000
Valuation allowance for deferred tax assets	(2,065,000)	(1,620,000)
	$—	$—

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty we will be able to realize the benefit from it.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

	December 31,
	2009	2008
US statutory federal rate	34%	34%
State income tax rate	8%	8%

Valuation allowance	(42)%	(42)%
Effective tax rate	—%	—%

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  We have no positions for which it is reasonable that the total amounts of unrecognized tax benefits at December 31, 2010 will significantly increase or decrease within 12 months.  Therefore, the deferred tax asset resulting from net operating loss carry forwards has been fully reserved by a valuation allowance..

Generally, our income tax years 2006 through 2010 remain open and subject to examination by Federal tax authorities or the tax authorities in Louisiana and Texas which are the jurisdictions where we have our principal operations. In certain jurisdictions we operate through more than one legal entity, each of which may have different open years subject to examination. No material amounts of the unrecognized income tax benefits have been identified to date that would impact our effective income tax rate.

Note 11 - Commitments and Contingencies

Contingencies

From time to time, we may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on our best estimate of the potential loss. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, our management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on our consolidated operating results, financial position or cash flows.

Radiant, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, we may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks.

Commitments

In conjunction with our acquisition of the Ensminger Project in 2008, we assumed the obligation to plug the Ensminger #1 well, which includes providing a bond in the amount of $186,150, which we obtained by collateralizing our assets under the letter of credit available pursuant to the Amber Credit Facility. As a result of the sale in February 2010 of a portion of our working interest, third parties are responsible for $130,305 of this liability.

We lease office space in Houston, Texas. Our office lease is due to expire in April 2011 with options for renewal for up to 3 years at specified rates. Lease expense for the years ended December 31, 2010 and 2009 was $85,888 and $85,868, respectively.  The following table displays our lease commitments for the next five years:

	2011	2012-2015
Commitments	$25,035	-

Note 12 – Additional Financial Statement Information

Property and Equipment

Property and equipment consisted of the following:

		at December 31,
	Approximate Life	2010	2009
Furniture and fixtures	7 years	$68,549	$68,549
Computer equipment and software	3 - 5 years	49,009	46,411
Vehicles	5 years	67,498	67,498
Total property and equipment		185,056	182,458
Less accumulated depreciation		(177,304)	(172,093)
Net book value		$7,752	$10,365

Depreciation expense was $5,211 and $18,722 for the years ended December 31, 2010 and 2009, respectively.

Deposit

In December 2009, Amber received an advance payment of $127,500 towards a purchase of a partial working interest in Ensminger. In February 2010, Jurasin conveyed an overriding ownership interest it owned in Ensminger to the counterparty. There were no deposits as of December 31, 2010.

Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	2010	2009
Accounts payable	$689,712	$252,868
Registration rights liability	72,900
Accrued payroll obligations	29,852	3,907
Accrued taxes	25,150	23,733
Other payables	847,059	1,011,021
Accounts payable and accrued expenses	$1,664,673	$1,291,529

Other payables relate to our Aquamarine Project and consist of AFE overruns and a penalty for our non-consent to a workover procedure. In accordance with the joint operating agreement, the amounts billed will be recovered by offsetting the revenue from the property against the payable.

The following is a reconciliation of our liability for other payables as of December 31, 2010 and 2009:

	2010
	2010	2009
Liability for other payables, beginning of period	$1,011,021	$880,497
Additions	2,693	201,376
Revenue offset	(166,655)	(70,852)
Liability for other payables, end of period	$847,059	$1,011,021

Note 13 – Subsequent Events

In February 2010, the company issued a convertible promissory note to Fermo Jaeckle in the principal amount of $475,000.  As additional consideration Mr. Jaeckle was issued 475,000 shares of our common stock.   The note bears interest at 10% per annum and matures on July 31, 2011.  At the holder’s option, the note may be converted into the Company’s Series A Convertible Redeemable Preferred Stock at a conversion price of $30.00 per share.

In April 2010, Mr. Jarkesy advanced the Company $25,000 for working capital purposes.  The terms of the repayment have not yet been determined.

Note 14 – Supplemental Oil and Gas Information (Unaudited)

The following supplemental information regarding our oil and gas activities is presented pursuant to the disclosure requirements promulgated by the SEC and ASC 932, Extractive Activities —Oil and Gas, (ASC 932).

Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made.

In the following table, natural gas liquids are included in natural gas reserves. The oil and natural gas liquids price as of December 31, 2010  and 2009 are based on the 12-month unweighted average of the first of the month prices of the West Texas Intermediate posted price which equates to $79.43 per barrel and $61.18 respectively. Oil and natural gas liquids prices as of December 31, 2008 are based on the respective year-end West Texas Intermediate posted price of $44.60 per barrel. The gas price as of December 31, 2010 and 2009 is based on the 12-month unweighted average of the first of the month prices of the Henry Hub spot price which equates to $4.38 and $3.87 per MMbtu respectively.  Gas prices as of December 31, 2008 are based on the year-end Henry Hub spot market price of $5.71 per MMbtu. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States; specifically, in on-shore Louisiana and off-shore Texas.

The following table illustrates our estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by third party reservoir engineers.

Proved Reserves

	Oil (Barrels)	Gas (MCF)	Total (MCFE)
Balance – December 31, 2008	59,880	4,780,020	5,139,300
Revisions of previous estimates	(17)	(228,588)	(228,692)
Production	(453)	(20,322)	(23,038)
Purchase (sales) of minerals in place	(18,806)	(1,253,757)	(1,366,595)

Balance – December 31, 2009	40,604	3,277,353	3,520,975
Additions	135,180	4,789,500	5,600,580
Revisions of previous estimates	6,400	242,758	281,158
Production	(60)	(38,965)	(39,325)
Purchase (sales) of minerals in place	(29,850)	(1,971,959)	(2,151,057)

Balance – December 31, 2010	152,274	6,298,687	7,212,331

	Proved Developed Reserves
	Oil (bbls)	Gas (Mcf)	Equivalent (Mcfe)
December 31, 2010	380	394,930	397,210
December 31, 2009	640	613,120	616,960

	Proved Undeveloped Reserves
	Oil (Mbbls)	Gas (Mcf)	Equivalent (Mcfe)
December 31, 2010	151,894	5,903,757	6,815,121
December 31, 2009	39,964	2,664,233	2,904,017

Noteworthy amounts included in the categories of proved reserve changes for the years 2010, 2009 and 2008, and in the above tables include:

•

Additions — Reflects the addition of the Coral Project.

•

Revisions of Previous Estimates — The Ensminger project was revised upward as a result of seismic re-processing indicating a larger reservoir while our Aquamarine project was revised downward as a zone depleted sooner than expected.  Proved reserves must be estimated using the assumption that prices and costs remain constant for the duration of the reservoir life. Due to significantly lower average first-day of the month gas prices calculated for the 12 months ended December 31, 2009 compared to prices as of December 31, 2008, certain of our proved reserves were no longer economically producible.

•

Sales of minerals in place — In February 2010, we sublet a portion of our interest in Ensminger, thus reducing our before payout working interest and net revenue interest to 6.375% and 4.62188%, respectively.  This also includes a change in our proportional ownership of Amber, from 75% to 51% during the year ended December 31, 2009, See Note 4 – Oil and Gas Properties.

The SEC amended its definitions of oil and natural gas reserves effective December 31, 2009. Previous periods were not restated for the new rules. Key revisions include a change in pricing used to prepare reserve estimates to a 12-month un-weighted average of the first-day-of-the-month prices, the inclusion of non-traditional resources in reserves, definitional changes, and allowing the application of reliable technologies in determining proved reserves, and other new disclosures (Revised SEC rules). The Revised SEC rules did not affect the quantities of our proved reserves.

The reserves in this report have been estimated using deterministic methods. For wells classified as proved developed producing where sufficient production history existed, reserves were based on individual well performance evaluation and production decline curve extrapolation techniques. For undeveloped locations and wells that lacked sufficient production history, reserves were based on analogy to producing wells within the same area exhibiting similar geologic and reservoir characteristics, combined with volumetric methods. The volumetric estimates were based on geologic maps and rock and fluid properties derived from well logs, core data, pressure measurements, and fluid samples. Well spacing was determined from drainage patterns derived from a combination of performance-based recoveries and volumetric estimates for each area or field. Proved undeveloped locations were limited to areas of uniformly high quality reservoir properties, between existing commercial producers.

Capitalized Costs Related to Oil and Gas Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization. All oil and gas properties are located in the United States of America.

December 31, 2010	Total
Evaluated properties	$4,964,718
Less cost recovery	(2,048,103)
Less depreciation, depletion, and amortization	(90,647)
Net capitalized cost	$2,825,968

December 31, 2009
Evaluated properties	$4,918,840
Less cost recovery	(1,695,918)
Less depreciation, depletion, and amortization	(41,546)
Net capitalized cost	$3,181,376

Costs Incurred in Oil and Gas Activities

All costs incurred associated with oil and gas activities were incurred in the United States of America. Costs incurred in property acquisition, exploration and development activities were as follows:

December 31, 2010	United States
Property acquisition
Proved	$155,632
Exploration	-
Development	9,292
Cost Recovery	(471,231)
Total costs incurred	$(306,307)

December 31, 2009	United States
Property Acquisition
Unproved	$127,207
Proved	21,584
Exploration	52,846
Development	39,219
Adjustment of interest in investee	(599,067)
Total costs incurred	$(358,211)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932, Extractive Activities —Oil and Gas, (ASC 932) procedures and based on estimated oil and natural gas reserve and production volumes. It can be used for some comparisons, but should not be the only method used to evaluate us or our performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of our current value.

We believe that the following factors should be taken into account when reviewing the following information:

•

future costs and selling prices will probably differ from those required to be used in these calculations;

•

 due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•

a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•

future net revenues may be subject to different rates of income taxation.

Under the Standardized Measure, for the year ended December 31, 2008 the future cash inflows were estimated by applying year-end oil and natural gas prices to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required. At December 31, 2009, as specified by the SEC, the prices for oil and natural gas used in this calculation were the un-weighted 12-month average of the first day of the month (12-month un-weighted average) cash price quotes, except for volumes subject to fixed price contracts.

The Standardized Measure is as follows:

	2010	2009
Future cash inflows	$39,010,666	$15,111,729
Future production costs	5,290,025	1,248,748
Future development costs	5,045,590	2,030,055
Future income tax expenses	—	—
Future net cash flows	28,675,051	11,832,926
110% annual discount for estimated timing of cash flows	11,336,854	4,818,104
Future net cash flows at end of year	$17,338,197	$7,014,822

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for our proved oil and natural gas reserves during each of the years in the two year period ended December 31, 2009:

	2010	2009
Standardized measure of discounted future net cash flows at beginning of year	$7,014,822	$13,874,562
Net changes in prices and production costs	2,165,896	(6,957,255)
Sales of oil and gas produced, net of production costs	(156,350)	(77,423)
Purchases (sales) of minerals in place	13,714,733	(4,592,711)
Revisions of previous quantity estimates	1,117,846	(768,565)
Net change in income taxes	—	—
Accretion of discount	(6,518,750)	5,536,214
Standardized measure of discounted future net cash flows at year end	$17,338,197	$7,014,822

The following schedule includes only the revenues from the production and sale of gas, oil, condensate and NGLs. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving effect to permanent differences. Due to net operating loss carryforwards related to producing activities, income taxes have not been provided at December 31, 2010. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

Results of Operations for Producing Activities

	2010	2009
Net revenues from production	$169,649	$106,502
Expenses
Oil and gas operating	64,489	278,383
Accretion	7,799	14,589
Operating expenses	72,288	292,972
Depreciation, depletion and amortization	49,101	15,691
Total expenses	121,389	308,663
Results of operations	$48,260	$(202,161)
Depreciation, depletion and amortization rate per net equivalent MCFE	$2.12	$.68