Form 10-Q
period 2011-03-31
RADIANT OIL & GAS INC
filed 2011-06-01
CIK 928447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ___________________

Commission File Number 000-24688

Radiant Oil & Gas, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2425368
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9700 Richmond Avenue, Suite 124	77042
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (832) 242-6000

NONE

(Former name, former address and former fiscal year, if changed since last report.)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2011
Common Stock	13,288,813

	INDEX
		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	3

	PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements -
	Consolidated Balance Sheet at March 31, 2011 and December 31, 2010	4
	Consolidated Statement of Income for the Three Months Ended March 31, 2011 and 2010	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 6.	Exhibits	9
Signature		10

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Radiant Oil & Gas, Inc. contains forward-looking statements relating to Radiant’s operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries.  Words such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “budgets” and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond the company’s control and are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Radiant undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemical margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on page 9 of the company’s 2010 Annual Report of Form 10-K.  In addition, such statements could be affected by general domestic and international economic and political conditions.  Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

RADIANT OIL & GAS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	At March 31 2011	At December 31 2010
	(actual dollars)
ASSETS
Cash and cash equivalents	$20,554	$32,453
Accounts and notes receivable, net	18,757	17,371
Other current assets	8,756	8,736
Due from related parties	391,689	382,343
Total Current Assets	439,756	440,903
Properties, plant and equipment, at cost	3,060,283	3,047,359
Less: Accumulated depreciation, depletion and amortization	267,951	213,639
Properties, plant and equipment, net	2,792,332	2,833,720
Total Assets	$3,232,088	$3,274,623

LIABILITIES AND EQUITY
Short-term debt	$3,452,875	$3,009,599
Accounts payable and accrued expenses	1,568,470	1,664,673
Derivative liability	119,142	231,526
Total Current Liabilities	5,140,487	4,905,798
Long-term debt	1,261,386	1,309,135
Deferred gain and other noncurrent obligations	412,677	410,671
Total Liabilities	6,814,550	6,625,604
Common stock	108,138	108,138
Additional paid in capital	2,515,497	2,515,497
Accumulated other comprehensive loss	(6,206,097)	(5,974,616)
Total Radiant Oil & Gas Stockholders’ Equity	(3,582,462)	(3,350,981)
Total Liabilities and Equity	$3,232,088	$3,274,623

See accompanying notes to consolidated financial statements.

RADIANT OIL & GAS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31
	2011	2010
	(actual dollars)

Revenues and Other Income
Oil and gas	$39,496	$44,854
Gain on derivative	112,384	8,930
Other income	-	-
Total Revenues and Other Income	151,880	53,784
Costs and Other Deductions
Operating expenses	898	22,169
Selling, general and administrative expenses	303,768	113,803
Depreciation, depletion, and amortization	11,465	14,515
Accretion expense	2,007	2,513
Interest and debt expense	65,253	51,708
Total Costs and Other Deductions	383,391	204,708
Income Before Income Tax Expense	(231,511)	(150,924)
Income Tax Expense	-	-
Net Income	$(231,511)	$(150,924)

Per Share of Common Stock:
Net Income Attributable to Radiant Oil & Gas	$(0.15)
Dividends	-
Weighted Average Number of Shares Outstanding	6,397,827

See accompanying notes to consolidated financial statements.

RADIANT OIL & GAS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2011	2010
	(actual dollars)
Operating Activities
Net Income	$(231,511)	$(150,924)
Adjustments
Depreciation, depletion and amortization	11,465	14,514
Amortization of deferred financing charge	10,292	8,605
Accretion of ARO	2,006	2,513
Change in derivative liability	(112,384)	-
Accounts receivable	(1,386)	(17,446)
Accounts payable and accrued expenses	(52,718)	9,692
Due from related party	2,130	(85,641)
Other	(20)	(361)
Net Cash Provided by Operating Activities	(372,126)	(219,048)

Investing Activities
Acquisition of oil and gas properties	31,537	(66,785)
Proceeds from sale of oil and gas properties	-	271,675
Purchases of other assets	(1,614)	(909)
Net Cash Used for Investing Activities	29,923	203,981

Financing Activities
Borrowings of short-term obligations	475,000	41,288
Repayments of debt and other financing obligations	(82,976)	(1,300)
Deferred financing costs	(61,750)	-
Net Cash Used for Financing Activities	330,274	39,988
Net Change in Cash and Cash Equivalents	(11,929)	24,921
Cash and Cash Equivalents at January 1	32,453	198,854
Cash and Cash Equivalents at March 31	$20,554	$223,775

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of Radiant Oil & Gas and its subsidiaries (the company) have not been audited by an independent registered public accounting firm.  In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods.  These adjustments were of a normal recurring nature.  The results for the three-month period ended March 31, 2011, are not necessarily indicative of future financial results.  The term “earnings” is defined as net income attributable to Radiant Oil & Gas.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the company’s 2010 Annual Report on Form 10-K.

On April 19, 2011, Radiant announced that it has agreed to acquire oil and gas assets in south Louisiana.  The acquisition is expected to close in the second quarter 2011.  The acquisition will complement the company’s existing operations.

Note 2.  Credit Agreement, Amber Energy LLC

On March 20, 2011, the credit agreement between Amber Energy LLC and Macquarie Bank Limited was amended.  The maturity date was extended to September 9, 2011, with minimum monthly amortization payments suspended until the maturity date.  Further, upon Radiant paying  $900,000 towards the note, Macquarie shall convert $1,000,000 of the obligations to equity.  The conversion price will be equal to the share price of Radiant’s most recent material equity raise from a non-affiliated person.

Note 3.  Credit Agreement, Rampant Lion Energy LLC

On March 20, 2011, the credit agreement between Rampant Lion Energy LLC and Macquarie Bank Limited was amended.  The maturity date was extended to September 9, 2011, with minimum monthly amortization payments suspended until the maturity date.  Further, upon Radiant paying $900,000 towards the note, Macquarie shall convert $1,000,000 to equity of the obligations under the Amber Energy LLC Credit Agreement.  The conversion price will be equal to the share price of Radiant’s most recent material equity raise from a non-affiliated person.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Principles of Consolidation

We consolidate all investments in which we have exclusive control.  In accordance with established practices in the oil and gas industry, our financial statements include our pro-rata share of assets, liabilities, income and lease operating costs and general and administrative expenses of Amber Energy LLC, in which we have a 51% interest.

Going Concern

Our current financial conditions raise doubt as to our ability to continue as a going concern.  Management plans to raise equity financing during the second quarter of 2011, and further restructure or payoff our credit facility with Macquarie.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, as well as refinance our credit facility with Macquarie.  There can be no assurance we will be successful.  If we do not raise sufficient capital to fund our business plan, we may not survive.

Results of Operations

Radiant seeks to acquire, develop and produce oil and natural gas properties along Gulf Coast Texas and Louisiana.  We seek to acquire and develop properties with proved undeveloped reserves, or properties located in legacy fields where large volumes of hydrocarbons have been produced.  These fields are also in close proximity to existing infrastructure, allowing us to quickly get new production to market.

One of our primary strategies is to gather leasehold positions in fields that have produced large volumes of hydrocarbons, and find additional development opportunities while applying modern technologies.  Our management team has extensive geological, geophysical, technical and engineering expertise in successfully developing and operating properties in our core areas of operation.

Rampant Lion.  During the initial drilling of the 758 B-1 well, we had an agreement with Challenger Minerals, Inc. to be carried up to 105% of the AFE.  The operator of this well is Medco Energi US, LLC (“Medco”).  The AFE had significant cost overruns, and Medco is netting our production revenue against the AFE balance.  Rampant Lion owns a before payout WI of 11.25% and NRI of 6.625%, along with a 2.25% ORRI.  JOG Holdings, owned by John M. Jurasin, also owns an ORRI in this well.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with the company’s portfolio of financial and derivative instruments is discussed below.  The estimates of financial exposure to market risk discussed below do not represent the company’s projection of future market changes.  The actual impact of future market changes could differ materially due to factors discussed elsewhere in this report.

Radiant is exposed to market risks related to the price volatility of crude oil, refined products, natural gas, natural gas liquids, liquefied natural gas and refinery feedstocks.  The company does not currently use derivative commodity instruments to manage these exposures, nor do we use derivative commodity instruments for limited trading purposes.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2011.

(b)  Changes in internal control over financial reporting

During the quarter ending March 31, 2011, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

NONE

Item 1A.  Risk Factors

Information about risk factors for the three months ended March 31, 2011, does not differ materially from that set forth in Part I, Item IA, of Radiant’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  (Removed and Reserved)

Item 5.  Other Information

NONE

Item 6.  Exhibits

Exhibit Number	Description
(10.1)	Second Amendment to Credit Agreement by and among Amber Energy LLC and Macquarie Bank Limited
(10.2)	Fourth Amendment to Credit Agreement by and among Rampant Lion Energy LLC and Macquarie Bank Limited
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIANT OIL & GAS
(REGISTRANT)

/s/ JOHN M. JURASIN
John M. Jurasin Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)

Date: May 16, 2011

EXHIBIT INDEX

Exhibit Number	Description
(10.1)	Second Amendment to Credit Agreement by and among Amber Energy LLC and Macquarie Bank Limited
(10.2)	Fourth Amendment to Credit Agreement by and among Rampant Lion Energy LLC and Macquarie Bank Limited
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

* Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Radiant Oil & Gas, 9700 Richmond Avenue, Suite 124, Houston TX  77042.