Form 10-Q/A
period 2011-03-31
RADIANT OIL & GAS INC
filed 2011-07-22
CIK 928447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ___________________

Commission File Number 000-24688

Radiant Oil & Gas, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2425368
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9700 Richmond Avenue, Suite 124
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2011
Common Stock	13,288,813

	INDEX
		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	3
	PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheet at March 31, 2011 and December 31, 2010	4
	Consolidated Statement of Income for the Three Months Ended March 31, 2011 and 2010	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 6.	Exhibits	10
Signature		11

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

EXPLANATORY NOTE

We are filing this amended 10-Q to disclose that the accompanying consolidated financial statements of Radiant Oil & Gas and its subsidiaries (the company) have not been reviewed by our independent registered public accounting firm.

PART I.

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

RADIANT OIL & GAS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Not Reviewed)

	At March 31	At December 31
	2011	2010
	(actual dollars)
ASSETS
Cash and cash equivalents	$20,554	$32,453
Accounts and notes receivable, net	18,757	17,371
Other current assets	8,756	8,736
Due from related parties	391,689	382,343
Total Current Assets	439,756	440,903
Properties, plant and equipment, at cost	3,060,283	3,047,359
Less: Accumulated depreciation, depletion and amortization	267,951	213,639
Properties, plant and equipment, net	2,792,332	2,833,720
Total Assets	$3,232,088	$3,274,623

LIABILITIES AND EQUITY
Short-term debt	$3,452,875	$3,009,599
Accounts payable and accrued expenses	1,568,470	1,664,673
Derivative liability	119,142	231,526
Total Current Liabilities	5,140,487	4,905,798
Long-term debt	1,261,386	1,309,135
Deferred gain and other noncurrent obligations	412,677	410,671
Total Liabilities	6,814,550	6,625,604
Common stock	108,138	108,138
Additional paid in capital	2,515,497	2,515,497
Accumulated other comprehensive loss	(6,206,097)	(5,974,616)
Total Radiant Oil & Gas Stockholders’ Equity	(3,582,462)	(3,350,981)
Total Liabilities and Equity	$3,232,088	$3,274,623

See accompanying notes to consolidated financial statements.

RADIANT OIL & GAS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Not Reviewed)

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

(Not Reviewed)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of Radiant Oil & Gas and its subsidiaries (the company) have not been reviewed by our independent registered public accounting firm.  In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods.  These adjustments were of a normal recurring nature.  The results for the three-month period ended March 31, 2011, are not necessarily indicative of future financial results.  The term “earnings” is defined as net income attributable to Radiant Oil & Gas.

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

RADIANT OIL & GAS
(REGISTRANT)

/s/ JOHN M. JURASIN
John M. Jurasin Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)

Date: May 16, 2011

EXHIBIT INDEX

Exhibit Number	Description
(10.1)*	Second Amendment to Credit Agreement by and among Amber Energy LLC and Macquarie Bank Limited
(10.2)*	Fourth Amendment to Credit Agreement by and among Rampant Lion Energy LLC and Macquarie Bank Limited
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer

* Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Radiant Oil & Gas, 9700 Richmond Avenue, Suite 124, Houston TX  77042.