Form 10-Q
period 2011-06-30
RADIANT OIL & GAS INC
filed 2011-08-22
CIK 928447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2011
Common Stock	13,301,813

	INDEX
		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	3

	PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements -
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2011, and 2010	4
	Consolidated Balance Sheet at June 30, 2011, and December 31, 2010	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011, and 2010	6
	Statement of Consolidated Shareholders’ Deficit	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

Signature		11

EX-31.1	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
EX-31.2	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
EX-32.1	Section 1350 Certification by the company’s Chief Executive Officer
EX-32.2	Section 1350 Certification by the company’s Chief Financial Officer

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

The accompanying financial statements, related footnotes and other information contained in this Form 10-Q have not been reviewed by our Independent Registered Public Accounting Firm.

PART I.

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

RADIANT OIL & GAS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Not Reviewed)

	Three Months Ended		Six Months Ended
	30-Jun		30-Jun
	2011	2010	2011	2010
	(actual dollars)		(actual dollars)
Revenue
Oil and gas sales	$58,178	$48,905	$109,568	$93,759

Operating Expenses
Lease operating expenses	17,464	20,550	22,513	42,719
Selling, general and administrative expenses	412,414	386,925	773,331	500,729
Depreciation, depletion, and amortization	10,486	14,026	19,768	28,541
Accretion expense	1,859	1,858	3,717	4,371
Total Operating Expenses	442,223	423,359	819,329	576,360

Operating Income (Loss)	(384,045)	(374,454)	(709,761)	(482,601)

Gain (Loss) on derivative	239,857	-	(520,988)	-
Interest expense	362,821	93,495	706,812	188,877
Total Other Expenses	805,044	516,854	1,526,141	765,237

Net Income (Loss) Before Income Tax Expense	(507,009)	(467,949)	(1,937,561)	(671,478)
Income Tax Expense	-	-	-	-
Net Income (Loss)	(507,009)	(467,949)	(1,937,561)	(671,478)

Unrealized gain (loss) on available for sale securities	-	(22,587)	-	(13,657)

Comprehensive Income (Loss)	$(507,009)	$(490,536)	$(1,937,561)	$(685,135)

Per Share of Common Stock:
Net Income (Loss) Attributable to Radiant Oil & Gas	$(0.04)	-	$(0.15)	-
Dividends	-	-	-	-
Weighted Average Number of Shares Outstanding	13,288,813	-	13,288,813	-

See accompanying notes to consolidated financial statements.

RADIANT OIL & GAS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Not Reviewed)

	At June 30, 2011	At December 31, 2010
	(actual dollars)
ASSETS
Cash and cash equivalents	$54,790	$32,453
Accounts and notes receivable, net	43,645	17,371
Other current assets	5,256	8,736
Deferred finance charge	18,141	-
Due from related parties	360,778	382,343
Total Current Assets	482,610	440,903

Evaluated property, accounted for using the full cost method of accounting, net of accumulated depletion of $118,946 and $90,647, respectively Property and equipment, net of accumulated depreciation of $178,927 and $177,304, respectively	2,775,000	2,825,968

	8,284	7,752
Total Property and Equipment	2,783,284	2,833,720

Total Assets	$3,265,894	$3,274,623

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$1,894,376	$1,664,673
Notes payable, net of unamortized discount of $316,666 and $104,855, respectively	3,355,937	2,769,950
Accrued interest	343,461	239,649
Due to related parties	1,211,644	1,309,135
Derivative liability	752,514	231,526
Total Current Liabilities	7,557,931	6,214,933

Deferred gain	303,005	313,159
Asset retirement obligation	94,643	97,512
Total Liabilities	7,955,579	6,625,604

Preferred stock (authorized 5,000,000 shares, $0.01 par value, none issued)	-	-
Common stock (authorized 100,000,000 shares, $0.01 par value, 13,288,813 shares issued at June 30, 2011)	132,888	108,138
Additional paid in capital	3,089,603	2,515,497
Accumulated other comprehensive loss	(7,912,177)	(5,974,616)
Total Radiant Oil & Gas Stockholders’ Equity (Deficit)	94,689,686)	(3,350,981)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,265,894	$3,274,623

See accompanying notes to consolidated financial statements.

RADIANT OIL & GAS AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Not Reviewed)

	Six Months Ended June 30
	2011	2010
	(actual dollars)
Cash Flows from Operating Activities
Net Income (Loss)	$(1,937,561)	$(671,478)
Adjustments
Depreciation, depletion and amortization	19,768	28,541
Amortization of deferred financing charge	52,534	17,212
Amortization of debt discount	524,152	-
Accretion of asset retirement obligation	3,717	4,371
Change in derivative liability	520,988	-
Accounts receivable	(26,274)	27,759
Accounts payable and accrued expenses	166,743	393,599
Due from related party	21,565	(182,065)
Prepaid expenses and other current assets	3,480	(4,285)
Accrued interest payable	126,754	-
Net Cash Used in Operating Activities	(524,134)	(386,346)

Cash Flows from Investing Activities
Acquisition of oil and gas properties	-	(82,074)
Proceeds from sale of oil and gas properties	-	271,675
Proceeds from oil and gas property reimbursement	16,084	-
Purchases of securities (dividends reinvested)	-	(2,104)
Purchases of other assets	(2,155)	-
Net Cash Provided by (Used in) Investing Activities	13,929	187,497

Cash Flows from Financing Activities
Borrowings of short-term obligations	628,000	65,897
Payments on borrowings – related party	(474)	20,603
Repayments of debt and other financing obligations	(24,309)	(14,412)
Deferred financing costs	(70,675)	-
Net Cash Provided by Financing Activities	532,542	72,088

Net Increase in Cash	22,337	(126,761)
Cash at Beginning of Year	32,453	198,854
Cash at End of Period	$54,790	$72,093

Supplemental Disclosures
Interest paid in cash	$3,382	-

Non-Cash Investing and Financing
Discount on notes payable	475,000	-
Discount on debentures issued	123,856	-
Asset retirement obligation incurred and changes in estimates	6,585	-

See accompanying notes to consolidated financial statements.

RADIANT OIL & GAS AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ DEFICIT

(Not Reviewed)

				Accumulated	Retained
	Common Stock			Other	Earnings
			Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income	Deficit)	Total

Balance at December 31, 2009	4,166,667	$$41,667	$($2,693)	$$28,764	$($1,950,193)	$($1,882,455)

Common shares issued by JOG prior to merger	833,335	8,333	484,899	-	-	493,232

Common shares retained by Registrant	2,492,639	24,926	(252,285)	-	-	(227,359)
Dividend to shareholder	-	-	-		(1,049,001)	(1,049,001)
Warrants on 18% debenture	-	-	197,338	-	-	197,338

Common shares issued to placement agent	1,000,000	10,000	(10,000)	-	-	-
Common shares issued for services	593,205	5,932	592,432	-	-	598,364
Employee stock option expense	-	-	38,381	-	-	38,381

Common shares issued November 2010	1,727,967	17,280	1,704,258	-	-	1,721,538
Warrants issued to placement agent	-	-	(119,464)	-	-	(119,464)
Employee stock option expense	-	-	65,312	-	-	65,312
Stock issuance costs	-	-	(159,235)	-	-	(159,235)

Loss on sale of available for sale securities	-	-	-	(28,764)	-	(28,764)

Overriding royalty interest transferred to stockholder	-	-	(23,446)	-	-	(23,446)
Net Loss	-	-	-	-	(2,975,422)	(2,975,422)

Balance at December 31, 2010	10,813,813	$$108,138	$$2,515,497	$-	$($5,974,616)	$($3,350,981)

Relative fair value of common shares issued	475,000	4,750	324,096	-	-	328,846

Beneficial conversion feature associated with conversion option into preferred stock	-	-	146,154	-	-	146,154
Relative fair value of warrants issued	-	-	123,856	-	-	123,856
Net loss	-	$-	$-	$-	$($1,937,561)	$(1,937,561)

Balance at June 30, 2011	11,288,813	$$112,888	$$3,109,603	$-	$($7,912,177)	$($4,689,686)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of Radiant Oil & Gas and its subsidiaries (the company) have not been reviewed by our independent registered public accounting firm.  In the opinion of the company’s management, the interim data include all adjustments necessary for a fair statement of the results for the interim periods.  These adjustments were of a normal recurring nature. The results for the three-month period ended June 30, 2011, are not necessarily indicative of future financial results.  The term “earnings” is defined as net income attributable to Radiant Oil & Gas.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the company’s 2010 Annual Report on Form 10-K.

Note 2.  Credit Agreements, Amber Energy LLC and Rampant Lion Energy LLC

On March 20, 2011, the credit agreements between Amber Energy LLC and Macquarie Bank Limited; and Rampant Lion Energy LLC and Macquarie Bank Limited, were amended.  The maturity date was extended to September 9, 2011, and minimum monthly amortization payments were suspended until maturity.

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

Going Concern

Our current financial conditions raise doubt as to our ability to continue as a going concern.  The strategy of management is to raise equity and/or debt financing during the third quarter of 2011, and further restructure or payoff our credit facility with Macquarie.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, as well as refinance our credit facility with Macquarie.  There can be no assurance we will be successful.  If we do not raise sufficient capital to fund our business plan during the third quarter of 2011, we may not survive.

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

Rampant Lion.  During the initial drilling of the 758 B-1 well, we had an agreement with Challenger Minerals, Inc. to be carried up to 105% of the AFE.  The operator of this well is Medco Energi US, LLC (“Medco”).  The AFE had significant cost overruns, and Medco is netting our production revenue against the AFE balance.  Rampant Lion owns a before payout WI of 11.25% and NRI of 6.625%.  JOG Holdings, owned by John M. Jurasin, also owns an ORRI in this well.

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

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2011.

(b)  Changes in internal control over financial reporting

During the quarter ending June 30, 2011, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

NONE

Item 1A.  Risk Factors

Information about risk factors for the three months ended June 30, 2011, does not differ materially from that set forth in Part I, Item IA, of Radiant’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  (Removed and Reserved)

Item 5.  Other Information

On April 19, 2011, Radiant announced that it has agreed to buy production in Louisiana from WLE, Inc. for $50,000 per flowing barrel as it seeks to expand production in the region.  The cash and stock transaction involves three fields on approximately 3,000 acres, and includes a Texaco legacy field with 15 pay sands that has produced since 1929; Radiant will be the operator.  The properties have current output equivalent to approximately 180 barrels of oil per day and are near existing Radiant acreage.  The deal is expected to close by August 31, 2011.

In addition to immediately establishing cash flow for our company, we are establishing a partnership with a 50 year-old well-servicing company that owns completion rigs and can provide oilfield services to our properties. Radiant will receive a 25% discount to market when choosing to use their services.

Item 6.  Exhibits

Exhibit Number	Description

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)	Section 1350 Certification by the company’s Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2011

RADIANT OIL & GAS
(REGISTRANT)

/s/ JOHN M. JURASIN
John M. Jurasin Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
(31.2)*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
(32.1)*	Section 1350 Certification by the company’s Chief Executive Officer
(32.2)*	Section 1350 Certification by the company’s Chief Financial Officer

* Filed herewith.

Copies of above exhibits not contained herein are available to any security holder upon written request to the Corporate Governance Department, Radiant Oil & Gas, 9700 Richmond Avenue, Suite 124, Houston TX  77042.