Form 10-K
period 2012-12-31
RADIANT OIL & GAS INC
filed 2014-01-22
CIK 928447

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

  ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 and 2011

   ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-24688

RADIANT OIL & GAS, INC.
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
 Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)
 Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No ☒

On June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter 9,862,897shares of its common stock, $0.001 par value per share were held by non-affiliates of the registrant. The market value of those shares was 11,342,331.55 based on the last sale price of $1.15 per share of the common stock on that date. For this purpose, shares of common stock beneficially owned by each executive officer and director of the registrant, and each person known to the registrant to be the  beneficial owner of 10% of more of the common stock then outstanding, have been excluded because such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Not applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common shares outstanding as of January 16, 2014 16,219,408.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15 of this Report.

EXPLANATORY NOTE

Throughout this annual report on Form 10-K, the terms "we," "us," "our," "Radiant," and "Company," refer to Radiant Oil & Gas, Inc., unless the context indicates otherwise.

General: This report on Form 10-K is a comprehensive filing for the fiscal years ended December 31, 2012 and 2011, and the interim periods within 2012 and 2011. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended.  This is our first periodic filing since the annual period ended December 31, 2010. We have previously submitted periodic filings for the quarters ended March 31, 2011 and June 30. 2011, however, they were not reviewed by an independent public accountant in accordance with professional standards for conducting such reviews, and as such were not considered in compliance with the Securities Exchange Act of 1934, as amended.

Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2012 and 2011, in lieu of filing separate reports for each of those fiscal years. Second, because of the amount of time that has passed since our last periodic report was filed with the SEC, the information relating to our business and related matters is focused on our more recent periods, including certain information for periods after December 31, 2012 and through the day of filing this report. Our quarterly financial information included in this report has been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews, and is in a level of detail consistent with Rule 10-01(a) and (b) in Regulation S-X.  See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Quarterly Results of Operations" under Item 7.

We intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

Background for Filing Delay: We were unable to file the above referenced periodic reports due to capital constraints resulting from our reduced and discontinued hydrocarbon production in 2011 and 2012 and limited access to financing. As a result, the Company was unable (i) to satisfy significant payables due to third parties, including its independent auditors, for work performed for the Company, (ii) to maintain an adequate financial staff, and (iii) to retain the necessary advisors to prepare and complete the financial reports required by the Exchange Act and the rules and regulations of the SEC. Due to these constraints, the Company was unable to prepare and file the required reports with the SEC under Section 13(a) of the Exchange Act in September 2011.  This Comprehensive Form 10-K should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

Other Information. Due to our failure to file timely our periodic reports with the SEC since the filing of the Annual Report on Form 10-K for the year ended December 31, 2011, we were unable to comply with the listing standards of OTCBB and our Common Units were removed from listing on OTCBB. As a result, our Common Units are currently listed to trade on the Pink OTC Market, Inc.

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a description of the meanings of some of the oil and natural gas industry terms used in this report.

“3-D seismic” Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two dimensional, seismic.

 “Bbl” One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.

“Bcf” One billion cubic feet of natural gas.

“behind pipe” Reserves which are expected to be recovered from zones behind casing in existing wells, which require additional completion work or a future recompletion prior to the start of production.

“Boe” Barrels of crude oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

“Boepd” Boe per day.

“Bopd” Bbls per day.

“Btu” One British thermal unit.

“completion” The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

“condensate” Hydrocarbons which are in the gaseous state under reservoir conditions and which become liquid when temperature or pressure is reduced. A mixture of pentanes and higher hydrocarbons.

“development well” A well drilled within the proved area of an oil and gas reservoir to the depth of a stratigraphic horizon known to be productive.

“drilling locations” Total gross locations specifically quantified by management to be included in the company’s multi-year drilling activities on existing acreage. The company’s actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

“dry hole” An exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

“exploratory well” A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

“farm-in” An agreement between a participant who brings a property into the venture and another participant who agrees to spend an agreed amount to explore and develop the property and has no right of reimbursement but may gain a vested interest in the venture. A “farm-in” describes the position of the participant who agrees to spend the agreed-upon sum of money to gain a vested interest in the venture.

“field” An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

“formation” An identifiable layer of rocks named after its geographical location and dominant rock type.

“gross wells” Total number of producing wells in which we have an interest.

“held by production” or “HBP” A provision in an oil and gas lease that perpetuates a company’s right to operate a property or concession as long as the property or concession produces a minimum paying quantity of oil or gas.

“lease” A legal contract that specifies the terms of the business relationship between an energy company and a landowner or mineral rights holder on a particular tract of land.

“leasehold” Mineral rights leased in a certain area to form a project area.

“lease operating expenses” The expenses, usually recurring, which pay for operating the wells and equipment on a producing lease.

“LLS” Light Louisiana Sweet crude oil, being a high quality low-sulfur content premium crude oil.

“MBbl” One thousand barrels of oil or other liquid hydrocarbons.

“MBoe” Thousand barrels of crude oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

“MBoepd” Thousand barrels of crude oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids per day.

“Mcf” One thousand cubic feet of natural gas.

“Mcfpd” Mcf per day.

“MMBbl” One million barrels of oil or other liquid hydrocarbons.

“MMBoe” Million barrels of crude oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

“MMBtu” One million British Thermal Units.

“MMcf” One million cubic feet of natural gas.

“net acre” Fractional ownership working interest multiplied by gross acres. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

“net revenue interest” A share of production after all burdens, such as royalty and overriding royalty, have been deducted from the working interest. It is the percentage of production that each party actually receives.

“net wells” The sum of our fractional interests owned in gross wells.

“NGLs” Natural gas liquids.

“NYMEX” The New York Mercantile Exchange.

“overriding royalty interest” A right to receive revenues, created out of the working interest, from the production of oil and gas from a well free of obligation to pay any portion of the development or operating costs of the well and limited in life to the duration of the lease under which it is created.

“pay” The vertical thickness of an oil and natural gas producing zone. Pay can be measured as either gross pay, including non-productive zones or net pay, including only zones that appear to be productive based upon logs and test data.

“PDP” Proved developed producing.

“PDNP” Proved developed nonproducing.

“plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

“possible reserves” Possible reserves are those additional reserves which analysis of geoscience and engineering data suggest are less likely to be recoverable than probable reserves. The total quantities ultimately recovered from the project have a low probability to exceed the sum of proved plus probable plus possible reserves (3P), which is equivalent to the high estimate scenario. In this context, when probabilistic methods are used, there should be at least a 10-percent probability that the actual quantities recovered will equal or exceed the 3P estimate.

“probable reserves” Probable reserves are those additional reserves which analysis of geoscience and engineering data indicate are less likely to be recovered than proved reserves but more certain to be recovered than possible reserves. It is equally likely that actual remaining quantities recovered will be greater than or less than the sum of the estimated proved plus probable reserves (2P). In this context, when probabilistic methods are used, there should be at least a 50-percent probability that the actual quantities recovered will equal or exceed the 2P estimate.

“production” Natural resources, such as oil or gas, taken out of the ground.

“productive well” A well that is found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

“prospect” A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

“proved developed non-producing reserves (PDNP)”  Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods that are not currently being produced.

“proved developed producing reserves (PDP)” Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods and that are currently being produced.

“proved reserves. The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable from known reservoirs under current economic and operating conditions, operating methods, and government regulations.

“proved undeveloped reserves (PUD)” Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

“PV-10” The discounted present value of the estimated future gross revenue to be generated from the production of proved oil and gas reserves (using pricing assumptions consistent with, and after deducting estimated abandonment costs to the extent required by, SEC guidelines), net of estimated future development and production costs, before income taxes and without giving effect to non-property related expense, discounted using an annual discount rate of 10% and calculated in a manner consistent with SEC guidelines.

“recompletion” After the initial completion of a well, the action and techniques of reentering the well and redoing or repairing the original completion to restore the well’s productivity.

“reserve life” A measure of the productive life of an oil and gas property or a group of properties, expressed in years.

“reservoir” A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

“royalties” The portion of oil and gas retained by the lessor on execution of a lease or the cash value paid by the lessee to the lessor based on a percentage of the gross production from the leased property free and clear of all costs except taxes.

“sand” A geological term for a formation beneath the surface of the earth from which hydrocarbons are produced. Its make-up is sufficiently homogenous to differentiate it from other formations.

“shut-in” To close valves on a well so that it stops producing; said of a well on which the valves are closed.

“standardized measure” The present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

 “successful” A well is determined to be successful if it is producing oil or natural gas, or awaiting hookup, but not abandoned or plugged.

 “undeveloped acreage” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

“working interest” The interest in an oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

“workover” The repair or stimulation of an existing production well for the purpose of restoring, prolonging or enhancing the production of hydrocarbons.

“WTI” West Texas Intermediate crude oil, being light, sweet crude oil with high API gravity and low sulfur content used as a benchmark for U.S. crude oil refining and trading.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Comprehensive Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties.  These statements involve known and unknown risks, uncertainties and other factors that may cause our results, performance or achievements to be materially different from any future results, performance or achievements express or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements.  All statements, other than historical facts, included in this Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the nature and amount thereof), business strategy and measures to implement strategy, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements in this Comprehensive Form 10-K are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events or circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Comprehensive Form 10-K.  All forward-looking statements speak only as of the date of this Comprehensive Form 10-K.  We do not intend to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 1.  DESCRIPTION OF OUR BUSINESS

Radiant Oil and Gas, Inc. (“Radiant” or “the Company”) is an independent oil and gas exploration and production company that operates in the Gulf Coast region of the United States of America, specifically, onshore in Louisiana, Mississippi and Texas and the state waters of Louisiana, USA, and has the capacity to operate in the federal waters offshore Texas and Louisiana in the Gulf of Mexico.

In August 2010, Jurasin Oil and Gas, Inc. (“JOG”) completed a reverse acquisition transaction (“Reorganization”) through an exchange agreement with the Company, whereby the Company acquired 100% of JOG’s issued and outstanding capital stock in exchange for 5,000,000 shares of the Company’s common stock.  The agreement provides for the issuance of up to an additional 1,000,000 shares of the Company’s common stock upon the satisfaction of certain performance conditions. Under the agreement for the performance of certain conditions (up to a maximum of four), the former JOG shareholders will receive 250,000 additional shares of common stock. As of December 31, 2010, two of the performance conditions have been met resulting in the issuance of 500,000 of these common shares. The performance conditions that were met were the nomination of the southern acreage for lease and the re-acquiring of the seismic permit on 1,000 net acres for Amber. As of December 31, 2012, the remaining conditions have been met and no additional shares have been issued arising from the performance of such conditions.

As a result of the reverse acquisition, JOG became the Company’s wholly-owned subsidiary and the former stockholders of JOG became the controlling stockholders of Radiant. The share exchange with Radiant was treated as a reverse acquisition, with JOG as the accounting acquirer and Radiant as the acquired party.

In March 2012 and June 2012, the Company entered into a joint venture agreement (“Shallow Oil Project”) with Grand Synergy Petroleum, LLC (Grand) and Black Gold Inc. (Black Gold). As a result of an agreement with Grand, two new Louisiana entities were formed, Charenton Oil Company, LLC (“Charenton”) on May 8, 2012 and Radiant Synergy Operating, LLC (“Synergy”) on June 28, 2012. Charenton is a wholly owned subsidiary of Radiant and Synergy is owned 50%/50% by Radiant and Grand.

Acquisitions and Financing

On October 9, 2013, the Company completed the purchase of oil and gas properties located in Louisiana and Mississippi for approximately $19,000,000. The  acquired  properties  contain  over  eighty (80)  wells  in  Louisiana  and  Mississippi.  The Louisiana properties include over 39 wells and numerous leases located in Catahoula, Concordia, La Salle and St. Mary's Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 24 productive wells and up to 36 shut-in wells that have been evaluated for work-over and behind pipe opportunities which is expected to provide for cost-effective near-term production increases.

Effective October 4, 2013, the Company, through its wholly-owned subsidiary Radiant Acquisitions 1, LLC (“Radiant Acquisitions”), entered into a First Lien Credit Agreement (the “Credit Agreement”) with various financial institutions (the “Lenders”).  The maximum aggregate commitment of the Lenders to advance loans under this Agreement was $39,788,000, and the maximum aggregate principal amount to be repaid by the Borrower in respect thereof is $40,600,000 and for any given loan, the amount of funds advanced by any Lender shall be ninety-eight percent (98%) of the amount of principal required to be repaid by the Borrower in respect of such Loan.  The Credit Agreement has a stated maturity date of September 30, 2018 (the “maturity date”).  The outstanding principal balance of the Loans (as may have been advanced from time to time) bears interest at a per annum rate of twelve percent (12%).  Any outstanding indebtedness from the Credit Agreement was collateralized by substantially all of the assets of Radiant Acquisitions. In addition, the Company pledged its ownership interest in Radiant Acquisitions and executed a parent company as additional security.  The Credit Facility contains restrictive financial covenants.  The proceeds from the Credit Guarantee Agreement were used to fund the closing of its recent acquisition of oil and gas properties located in  Louisiana and Mississippi, as well as to develop multiple re entry,  work-over  and  drilling  opportunities   on  acquired   acreage  throughout  south Louisiana and Mississippi.

Concurrent with the closing of the Credit Agreement, a total of $27,050,428 was disbursed.

Core Areas of Operation and Certain Key Properties

Our proved oil and gas reserves are concentrated in the Louisiana Gulf Coast region. The fields tend to have stacked multiple producing horizons with production typically between 3,000 and 13,000 feet. Some of the fields have numerous available wellbores capable of providing workover and recompletion opportunities. We expect the characteristics of these fields to allow us to record significant proved behind pipe and PUD reserves in each annual year-end and mid-year reserve report. At August 1, 2013, our proved developed producing, or PDP, reserves of 522.2 Mbbls of oil, which represented 9.3% of our 5,621.2 Mboe of total proved oil and natural gas reserves, our proved developed non-producing, or PDNP, reserves of 208.1 Mbbls were 3.7% of our total proved oil and natural gas reserves and our PUD reserves of 4,890.9 Mboe were 87.0% of our total proved oil and natural gas reserves. We sell substantially all of our current hydrocarbon production in the St. James market and receive premium Light Louisiana Sweet (LLS) pricing.

Properties

Vidalia

In October of 2013, Radiant acquired the Vidalia properties, which include numerous leases in Catahoula, Concordia, La Salle and St. Mary’s parishes in Louisiana and Adams, Franklin and Wilkinson counties in Mississippi.  We have an average working interest in these properties of 97.2% and an average net revenue interest of 72.4%.

The acquired leases represent 105,000 gross acres (2,800 net) and over 80 wells.  Productive zones range from 3,000’ to 8,600’. The capital plan for Vidalia includes equal spending on work-over activity and drilling of PUD locations. When acquired, Vidalia had 24 productive wells and numerous shut in locations.  To date, we have spent $1.4 million working-over 18 wells, creating a total of 36 productive wells and a greater than 25% increase in production.  Work continues on an additional seven wells, with spending budgeted to continue through 2014.

Ensminger Project

The Company had a minority interest in a well (Ensminger #1) drilled on this prospect. The lease was abandoned in 2011 and agreements with participants in this prospect area expired in mid-2012. Between 2005 to 2007, the Ensminger #1 well produced from the lower Planulina 69 Sand at a maximum productive rate of 10.4 MMCF/D and 205 BO/D, with what we estimate to be cumulative production of over 3.25 BCF and 49 MBO (from only 6 feet of pay; the thinnest of the three pay sands. The operator shut in production while the well was still producing at a rate of 2 MMCF/D and 11 BO/D with no formation water. The plan was to abandon the 69 Sand and re-complete in the 68 Sand with an expected production rate of 18 MMCF/D. During the recompletion, the operator lost tools in the hole, and subsequent failed fishing operations resulted in damage to the casing; making further use of the well bore unfeasible.

During fourth quarter 2013, the Company has acquired a lease for materially the same area. The Ensminger Project covers 634 acres, of which we own a 100.0% working interest and have a net revenue interest of 75.0%. We intend to act as the operator of this project to drill and complete a well.

We have developed a plan to side-track out of an existing well thereby saving on drilling costs. The Ensminger Project is located onshore in sugar cane fields in St. Mary Parish, Louisiana. The original Ensminger well (“Ensminger #1”), which we intend to side-track, was originally funded by management and was drilled in 2004 in partnership with Exxon Mobil Corp. and Century Exploration New Orleans, Inc. and it discovered a depletion-drive field from the Planulina Pay Sands at approximately 15,000’ Total Vertical Depth.

The estimated net cost to drill and complete the proposed sidetrack is $4.0 million.

Coral Project

All four leases comprising this prospect expired in 2011.

During fourth quarter 2013, The Company was a high bidder on two leases in this area covering approximately 1,405 acres. We have a 100% working interest and a 76.0% net revenue interest in the Coral Project. We intend to act as the operator of this project to re-enter and complete a well. Coral consists of 1,405 gross acres in shallow Louisiana state coastal waters of St. Mary Parish.

The Coral Project is a multiple well prospect in an old Shell Oil Company field, which has produced 509 BCF and 65 MMBO. The prospect includes drilling in a new fault block extension of the Eugene Island Block 18 field. The primary objectives are the geopressured Tex. W. sands which have produced 103 BCF and 2.8 MMBC in the field proper. Three Tex W sands, ranging in depths from 12,300′ to 12,800′ are the specific prospect targets. The initial proposed well will be a re-entry from the inactive COCKRELL #1 SL 14354 borehole. The estimated net cost to drill and complete the proposed sidetrack is $3.4 million.

The secondary objective in the Coral Project is the Cib. Op (Middle Miocene) sands in a deeper pool reservoir in a gas productive fault block at an estimated depth of 15,500’. The prospect is covered with 3-D seismic. We do not expect to drill to the Cib Op in 2014 unless we are able to sell a portion of our interest and significantly reduce or eliminate our capital requirement.

Our Business Strategy

We intend to become a leading independent oil and gas producer by using our industry expertise and in-depth regional experience to increase reserves, production and cash flow. Key elements to our strategy include:

Focus on Mature Fields with Existing Infrastructure. We currently have approximately 7,450 Gulf Coast region net acres owned or under contract. Our primary focus is on the re-development of existing fields with substantial historical production with relatively low cost of entry.

Exploitation and Development Our Properties. We will continue to focus on the development and exploration efforts in our Gulf Coast properties, which we recently acquired. We believe that our properties will allow us to grow through low-risk, in-fill and side-track drilling programs that present attractive opportunities to expand our reserve base and through workovers and recompletions, field extensions, delineating deeper formations within existing fields. We also intend to increase our acreage position in those areas in which we currently operate.

Pursue Opportunistic Acquisitions of Underdeveloped Properties. We intend to continually review opportunities to acquire producing properties that include significant drilling prospects that are in our core operating areas and throughout the Gulf Coast region. We will continue to evaluate acquisition opportunities that we believe will further enhance our operations and reserves in a cost-effective manner.

Actively Manage Our Drilling Program. Our strategy is to increase our oil and natural gas reserves and production while carefully managing the development and operating costs associated with our current and future production. We expect to implement this strategy through drilling relatively low-cost wells and actively managing our contractors and service providers.

Utilize Our Industry and Technological Expertise. Our management team collectively has over individually and average of 30 years experience in the oil and gas industry. The technical expertise of our management team has lead to the discovery of over 300.0 million barrels of oil equivalent of new discoveries during the course of their collective careers. We employ technical advancements, including 3-D seismic data, pre-stack depth and reverse-time migration, to identify and exploit new opportunities in our asset base. We also employ the latest directional drilling, completion and stimulation technology in our wells to enhance recoverability and accelerate cash flows.

2014Budget. For 2014, we have targeted an initial capital budget of approximately $14.0 million to $20.0 million (including dry-hole costs), primarily focused on our Vidalia, Ensminger, Garnett and Coral field projects. The capital program will include several maintenance projects in addition to field exploitation within Vidalia. Approximately $8.0 million will be expended in the 1st half of 2014. Success on these programs will provide cash flow and availability under our credit facility to conduct a drilling program across several fields in the 2nd half of 2014.

Competition

We compete against other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business for much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. Our ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. We believe that our expertise, our exploration, land, drilling and production capabilities and the experience of our management generally enable us to compete effectively.

Marketing

Our production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field-posted prices plus an oil-quality differential and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply and demand conditions.

Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production in Texas and Louisiana. We take an active role in determining the available pipeline alternatives for each property based on historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is subject to extensive regulation by federal, state and local authorities. Legislation affecting the oil and natural gas industry is frequently amended or reinterpreted, and may increase the regulatory burden on our industry and our company. In addition, numerous federal and state agencies are authorized by statute to issue rules, regulations and policies that are binding on the oil and natural gas industry and its individual participants. Some of these rules and regulations authorize the imposition of substantial penalties for failures to comply. The regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, our profitability. However, this regulatory burden generally does not affect us any differently or to a greater or lesser extent than it affects other companies in the oil and natural gas industry with similar types, quantities and locations of oil and natural gas production.

Regulation of Sales and Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, the United States Congress, or Congress, could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines is subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Interstate oil pipeline rates must be just and reasonable and may not be unduly discriminatory or confer undue preference upon any shipper. Rates generally are cost-based, although rates may be market-based or may be the result of settlement, if agreed to by all shippers. Some oil pipeline rates may be increased pursuant to an indexing methodology, whereby the pipeline may increase its rates up to a prescribed ceiling that changes annually based on the change from year to year in the Producer Price Index for Finished Goods. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Sales, Transportation and Gathering of Natural Gas

In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, or the NGA, the Natural Gas Policy Act of 1978 and regulations enacted under those statutes by the FERC. The FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers. In general, the interstate pipelines’ traditional roles as wholesalers of natural gas have been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open-access basis to others who buy and sell natural gas. Although the FERC’s orders generally do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry. Failure to comply with the FERC’s regulations, policies and orders may result in substantial penalties. Under the Energy Policy Act of 2005, the FERC has civil authority under the NGA to impose penalties for violations of up to $1 million per day per violation.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Additional proposals and proceedings that might affect the natural gas industry are pending before the FERC and the courts. The natural gas industry historically has been very heavily regulated. Therefore, we cannot provide any assurance that the pro-competitive regulatory approach established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that intrastate natural gas transportation in the states in which we operate will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Gathering, which is distinct from transportation, is regulated by state regulatory authorities and is not subject to regulation by the FERC. Under certain circumstances, the FERC will reclassify jurisdictional transportation facilities as non-jurisdictional gathering facilities. This reclassification tends to increase our costs of getting natural gas to point-of-sale locations.

Regulation of Production

The production of oil and natural gas is subject to and affected by regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling of wells, drilling bonds and reports concerning operations. Each of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing and the plugging and abandonment of wells. The effect of these regulations may be to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Matters and Other Regulation

General

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the United States Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on our operating costs.

 The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Waste Handling

The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently exempted from regulation under RCRA or state hazardous waste provisions, though our operations may produce waste that does not fall within this exemption. However, these oil and gas production wastes may be regulated as solid waste under state law or RCRA. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

Comprehensive Environmental Response, Compensation, and Liability Act

The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the Superfund Law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In the course of our operations, we generate wastes that may fall within CERCLA’s definition of hazardous substances. Further, we currently own, lease or operate properties that have been used for oil and natural gas exploration and production for many years. Hazardous substances or petroleum may have been released on, at or under the properties owned, leased or operated by us, or on, at or under other locations, including off-site locations, where such hazardous substances or other wastes have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose handling, treatment and disposal of hazardous substances, petroleum, or other materials or wastes were not under our control. These properties and the substances or materials disposed or released on, at or under them may be subject to CERCLA, RCRA or analogous or other state laws. Under such laws, we could be required to remove previously disposed substances and wastes or released petroleum, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances into waters of the United States or state waters. Under these laws, the discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The Oil Pollution Act of 1990, or OPA, which amends and augments the Clean Water Act, establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the United States. In addition, OPA and regulations promulgated pursuant to OPA impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. OPA also requires certain oil and natural gas operators to develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance.

Air Emissions

The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. Oil and gas operations may in certain circumstances and locations be subject to permits and restrictions under these statutes for emissions of air pollutants, including volatile organic compounds, nitrous oxides and hydrogen sulfide.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes, the EPA had adopted regulations under existing provisions of the Federal Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and also could trigger permit review for GHG emissions from certain stationary sources. The EPA has asserted that the motor vehicle GHG emission standards triggered Federal Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. The EPA published its final rule to address the permitting of GHG emissions from stationary sources under the prevention of significant deterioration, or PSD, and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHGs that have yet to be developed. With regards to the monitoring and reporting of GHGs, on November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule published in October 2009 to include onshore oil and natural gas production activities, which may include certain of our operations. In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption and implementation of any legislation or regulations imposing reporting obligations with respect to, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic event; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

Endangered Species, Wetlands and Damages to Natural Resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. Where takings of or harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration or production or seek damages to species, habitat or natural resources resulting from filling or construction or releases of oil, wastes, hazardous substances or other regulated materials.

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. The OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and similar state statutes require that we organize or disclose information about hazardous materials stored, used or produced in our operations.

Private Lawsuits

In addition to claims arising under state and federal statutes, where a release or spill of hazardous substances, oil and gas or oil and gas wastes has occurred, private parties or landowners may bring lawsuits against oil and gas companies under state law. The plaintiffs may seek property damages, personal injury damages, remediation costs or injunctions to require remediation or restoration of contaminated property, soil, groundwater or surface water. In some cases, oil and gas operations are located near populated areas and emissions or accidental releases could affect the surrounding properties and population.

Employees

As of January 1, 2013, we had 6 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

ITEM 1A.  RISK FACTORS

Risks Related to our Financial Condition

We currently have nominal revenues, have experienced losses, and anticipate that we will continue to incur losses for the foreseeable future.

During the twelve months ended December 31, 2012 and December 31, 2011, Radiant generated net revenues of $-0- and $-0-, respectively. For the twelve months ended December 31, 2012, Radiant operating expenses were $1,473,315 resulting in a loss from operations of $1,473,315. For the twelve months ended December 31, 2011, Radiant operating expenses were $2,866,627 resulting in a loss from operations of $2,866,627. It should be expected that we will continue to experience operating losses at least through 2013. There can be no assurance that we will ever achieve net income from operations or otherwise become profitable.

We may have negative cash flow from operations.

We have historically experienced losses and negative cash flows from operations and these conditions raise substantial doubt about our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity. We believe that our negative cash flow from operations will continue at least through 2013. There can be no assurance that we will ever be able to raise sufficient capital to generate positive cash flow from operations.

The terms of Amber Energy, LLCs and Rampant Lion Energy, LLC’s debt obligation subject us to the risk of foreclosure on all of AE’s and RLE’s respective assets and imposes restrictions that may limit our ability to take certain actions.

Our subsidiaries Amber Energy, LLC (“AE”) and Rampant Lion Energy, LLC (“RLE”) both have secured credit facilities with Macquarie Bank Ltd. (“MBL”). All of the RLE and AE assets secure the Credit Facility. As of December 31, 2012 and 2011, the outstanding balance on its RLE Credit Facility was $818,309.  Accrued interest related to this credit facility amounted to $587,337 and $407,778 as of December 31, 2012 and 2011, respectively. The Credit Facility matured in September 2011. As of the date of this filing, there are substantially no assets remaining in AE and RLE and we are working with MBL to settle all outstanding amounts owed to MBL.

Failure to retire or refinance either the AE Credit Facility or the RLE Credit Facility could adversely affect our financial condition.

We do not have sufficient funds to repay the AE Credit Facility and the RLE Credit Facility which are now in default. Accordingly, we will be required to obtain funds to repay the Credit Facility either through refinancing or the issuance of additional equity or debt securities. As we have no commitment in place to effect such actions, there is no assurance that we can refinance such indebtedness. The failure to refinance either the AE Credit Facility or the RLE Credit Facility would adversely affect the Company and could cause us to curtail operations. MBL has been working with management on these issues.

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

A significant increase in our indebtedness, or an increase in our indebtedness that is proportionately greater than our issuances of equity, as well as the conditions in the credit market and debt and equity capital market at the time could negatively impact our ability to remain in compliance with the financial covenants under our credit facilities which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or not purse growth opportunities.

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

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and development efforts will depend on our future operating performance and financial results will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. We cannot assure you that cash flow generated from our operations and drilling programs, or other facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We may be required to:

•	Obtain additional financing;

•	Sell some of our assets or operations;

•	Reduce or delay capital expenditures, development efforts and acquisitions; or

•	Revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments.

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

We engage in development drilling activities. Any such activities may be unsuccessful for many reasons. In addition to a failure to find oil or natural gas, drilling efforts can be affected by adverse weather conditions (such as hurricanes and tropical storms in the Gulf of Mexico), cost overruns, equipment shortages and mechanical difficulties. Therefore, the successful drilling of an oil or gas well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, could cause a well to become uneconomic or only marginally economic. In addition to their costs, unsuccessful wells could impede our efforts to replace reserves.

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

If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses due to costs and/or liability incurred as a result of:

•	Injury or loss of life;

•	Severe damage to and destruction of property, natural resources and equipment;

•	Pollution and other environmental damage;

•	Clean-up responsibilities;

•	Regulatory investigations and penalties

•	Suspension of our operations; and

•	Repairs to resume operations.

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

The nature and age of our wells may result in fluctuations in our production resulting from mechanical failures and other factors.

The majority of our recently acquired wells has been in operation and has produced for many years. As a result of the age of those wells, they typically experience higher maintenance requirements than newer wells. As a result, some of our wells may periodically be shut-in to perform maintenance or to restore optimal production levels or as a result of maintenance by third parties that operate facilities that serve our wells. Due to the periodic need to shut-in wells, we experience routine fluctuations in production levels with production declining below normal operating capacity during periods of maintenance. Further, we sometimes experience delays in identifying and addressing production declines.

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

Our offshore operations, when and should they commence, will involve special risks that could affect operations adversely.

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

As we carry out our planned drilling program, we will not serve as operator of all planned wells. While we do serve as operator on substantially all of our recently acquired properties and planned development prospects, we can provide no assurance that will always be the case in the future. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities.

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

Climate change legislation, regulation and litigation could materially adversely affect us.

 There is an increased focus by local, state and national regulatory bodies on greenhouse gas (“GHG”) emissions and climate change. GHGs are certain gases, including carbon dioxide and methane that may be contributing to warming of the Earth’s atmosphere and other climatic changes.  Various regulatory bodies have announced their intent to regulate GHG emissions, including the United States Environmental Protection Agency, which promulgated several GHG regulations in 2010 and late 2009. As these regulations are under development or are being challenged in the courts, we are unable to predict the total impact of these potential regulations upon our business, and it is possible that we could face increases in operating costs in order to comply with GHG emission legislation.

 Passage of legislation or regulations that regulate or restrict emissions of GHG, or GHG-related litigation instituted against us, could result in direct costs to us and could also result in changes to the consumption and demand for natural gas and carbon dioxide produced from our oil and natural gas properties, any of which could have a material adverse effect on our business, financial position, results of operations and prospects.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

In conjunction with the closing of the Credit Agreement, we entered into hedges on the acquired producing properties and we believe we will continue to enter into hedges in the future, and may be required to do so in the future. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in some risk management activities we may consider using in the future.

The Dodd-Frank Act requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations relating to, among other things, swaps, participants in the derivatives markets, clearing of swaps and reporting of swap transactions. In general, the Dodd-Frank Act subjects swap transactions and participants to greater regulation and supervision by the CFTC and the SEC and will require many swaps to be cleared through a CFTC- or SEC-registered clearing facility and executed on a designated exchange or swap execution facility.

Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits.

The new legislation and regulations promulgated thereunder could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of counterparties available to us.

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

Risks Related to Our Acquisition Strategy

Our acquisitions may be stretching our existing resources.

We recently acquired our principal properties in October of 2013 and may make acquisitions in the future. Future transactions may prove to stretch our internal resources and infrastructure. As a result, we may need to invest in additional resources, which will increase our costs. Any further acquisitions we make over the short term would likely intensify these risks.

We may be unable to successfully integrate the operations of the properties we acquire.

Integration of the operations of the properties we acquire with our existing business is a complex, time-consuming and costly process. Failure to successfully integrate the acquired businesses and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger organization;

•	coordinating geographically disparate organizations, systems and facilities;

•	integrating corporate, technological and administrative functions;

•	diverting management’s attention from other business concerns;

•	diverting financial resources away from existing operations;

•	an increase in our indebtedness; and

•	potential environmental or regulatory liabilities and title problems.

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

 Our success will depend to a large extent upon the efforts and abilities of our executive officer and chairman of the board, John Jurasin. The loss of the services of this key employee could have a material adverse effect on us. Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. Furthermore, we have and may continue to issue equity incentives, including stock options, to attract key personnel which may be dilutive to our stockholders and negatively affect our stock price. This could cause us to incur greater costs, or prevent us from pursuing our exploitation strategy as quickly as we would otherwise wish to do. To mitigate this risk, the Company has entered into an employment agreement with Mr. Jurasin, and will periodically monitor and adjust such contracts as necessary.

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

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the Pink OTC Market, Inc. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called “penny stock” rules of the SEC that impose additional sales practice requirements on broker/dealers who sell such securities. Some of such requirements are discussed below.

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

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that for the foreseeable future any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Because the public market for shares of our common stock is limited, investors may be unable to resell their shares.

Currently, there is only a limited public trading market for our common stock on the “pink sheets” and investors may be unable to resell their shares of our common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares.  Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account.  Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our common stock.  Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time.  We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.10 to a high of $9.49 on the “pink sheets.”  The trading price of our common stock on the “pink sheets” is subject to wide fluctuations in response to, among other things, the limited number of shares traded, and general economic and market conditions.  In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock.  The highly volatile nature of our stock price may cause investment losses for our stockholders.  In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities.  If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the price of our common stock.

At this time, no securities analyst provides research coverage of our common stock.  Further, securities analysts may never provide this coverage in the future.  Rules mandated by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other restrictions led to a number of fundamental changes in how analysts are reviewed and compensated.  In particular, many investment banking firms are required to contract with independent financial analysts for their stock research.  It may remain difficult for a company with a smaller market capitalization such as ours to attract independent financial analysts that will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our actual and potential market price and trading volume.

If one or more analysts elect to cover us and then downgrade our common stock, the stock price would likely decline rapidly.  If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.  This could have a negative effect on the market price of our shares.

Directors, executive officers and principal stockholders own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of January 16, 2014, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, approximately 39% of our outstanding voting securities.  As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders.  This concentration of ownership also may have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.  This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

 Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting.  In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.  We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2012 and 2011.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that we will implement and maintain adequate controls over our financial process and reporting in the future or that the measures we will take will remediate any material weaknesses that we may identify in the future.

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We failed to file our Annual Reports on Form 10-K for the fiscal years ended December  31, 2012 and 2011 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act.  Our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits. Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.  Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions.

We do not expect to be able to access the public U.S. capital markets until all of its periodic reporting with the SEC is up to date.

We will be unable to register our common stock with the SEC to access the U.S. public securities markets until we have filed its prior periodic reports and financial statements with the SEC. This precludes us from raising debt or equity financing in registered transactions in the U.S. public capital markets to support growth in its business plan.

 Our common stock is quoted on the OTC “pink sheets” market which does not provide investors with a meaningful degree of liquidity.

Bid quotations for our common stock are available on the OTC “pink sheets,” an electronic quotation service for securities traded over-the-counter. Bid quotations on the pink sheets can be sporadic and the pink sheets do not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. There can be no assurance that our common stock will be listed on a national exchange such as The NASDAQ Stock Market, the New York Stock Exchange or another securities exchange once we become current in our filing obligations with the SEC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Vidalia

In October of 2013, Radiant acquired the Vidalia properties, which include numerous leases in Catahoula, Concordia, La Salle and St. Mary’s parishes in Louisiana and Adams, Franklin and Wilkinson counties in Mississippi.  We have an average working interest in these properties of 97.2% and an average net revenue interest of 72.4%.

The acquired leases represent 105,000 gross acres (2,800 net) and over 80 wells.  Productive zones range from 3,000’ to 8,600’. The capital plan for Vidalia includes equal spending on work-over activity and drilling of PUD locations. When acquired, Vidalia had 24 productive wells and numerous shut in locations.  To date, we have spent $1.4 million working-over 18 wells, creating a total of 36 productive wells and a greater than 25% increase in production.  Work continues on an additional seven wells, with spending budgeted to continue through 2014.

Ensminger Project

The Company had a minority interest in a well (Ensminger #1) drilled on this prospect. The lease was abandoned in 2011 and agreements with participants in this prospect area expired in mid-2012. Between 2005 to 2007, the Ensminger #1 well produced from the lower Planulina 69 Sand at a maximum productive rate of 10.4 MMCF/D and 205 BO/D, with what we estimate to be cumulative production of over 3.25 BCF and 49 MBO (from only 6 feet of pay; the thinnest of the three pay sands. The operator shut in production while the well was still producing at a rate of 2 MMCF/D and 11 BO/D with no formation water. The plan was to abandon the 69 Sand and re-complete in the 68 Sand with an expected production rate of 18 MMCF/D. During the recompletion, the operator lost tools in the hole, and subsequent failed fishing operations resulted in damage to the casing; making further use of the well bore unfeasible.

During fourth quarter 2013, the Company has acquired a lease for materially the same area. The Ensminger Project covers 634 acres, of which we own a 100.0% working interest and have a net revenue interest of 75.0%. We intend to act as the operator of this project to drill and complete a well.

We have developed a plan to side-track out of an existing well thereby saving on drilling costs. The Ensminger Project is located onshore in sugar cane fields in St. Mary Parish, Louisiana. The original Ensminger well (“Ensminger #1”), which we intend to side-track, was originally funded by management and was drilled in 2004 in partnership with Exxon Mobil Corp. and Century Exploration New Orleans, Inc. and it discovered a depletion-drive field from the Planulina Pay Sands at approximately 15,000’ Total Vertical Depth.

The estimated net cost to drill and complete the proposed sidetrack is $4.0 million.

Coral Project

All four leases comprising this prospect expired in 2011.

During fourth quarter 2013, The Company was a high bidder on two leases in this area covering approximately 1,405 acres. We have a 100% working interest and a 76.0% net revenue interest in the Coral Project. We intend to act as the operator of this project to re-enter and complete a well. Coral consists of 1,405 gross acres in shallow Louisiana state coastal waters of St. Mary Parish.

The Coral Project is a multiple well prospect in an old Shell Oil Company field, which has produced 509 BCF and 65 MMBO. The prospect includes drilling in a new fault block extension of the Eugene Island Block 18 field. The primary objectives are the geopressured Tex. W. sands which have produced 103 BCF and 2.8 MMBC in the field proper. Three Tex W sands, ranging in depths from 12,300′ to 12,800′ are the specific prospect targets. The initial proposed well will be a re-entry from the inactive COCKRELL #1 SL 14354 borehole. The estimated net cost to drill and complete the proposed sidetrack is $3.4 million.

The secondary objective in the Coral Project is the Cib. Op (Middle Miocene) sands in a deeper pool reservoir in a gas productive fault block at an estimated depth of 15,500’. The prospect is covered with 3-D seismic. We do not expect to drill to the Cib Op in 2014 unless we are able to sell a portion of our interest and significantly reduce or eliminate our capital requirement.

Acreage Data

As of December 31, 2012 we controlled approximately 3,245 of undeveloped acreage in St. Mary Parish, Louisiana.

General

Our principal place of business is at 9700 Richmond Avenue, Suite 124, Houston, Texas 77042. The Company leases its office space on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently pending material legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time may harm our business.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Pink OTC Market, Inc. under the symbol “ROGI.”  The market for our common stock on the Pink OTC Market, Inc. is limited, sporadic and highly volatile.  The following table sets forth the approximate high and low bid quotations per share of our common stock on the Pink OTC Market for the periods indicated.  The closing price of our common stock on December 31, 2012 was $1.15.  The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

Period	High	Low

Fiscal Year Ended December 31, 2011
Quarter ended March 31	$9.49	$1.01
Quarter ended June 30	$2.25	$1.75
Quarter ended September 30	$2.40	$0.60
Quarter ended December 31	$1.75	$0.30

Fiscal Year Ended December 31, 2012
Quarter ended March 31	$1.75	$1.50
Quarter ended June 30	$1.50	$0.26
Quarter ended September 30	$0.26	$0.10
Quarter ended December 31	$1.15	$0.10

Holders of Record

We had 958 stockholders of record of our common stock as of January 16, 2014 not including an indeterminate number who may hold shares in “street name.”

Dividend Policy

We have never paid dividends on our common stock.  We currently intend to retain all earnings to fund our operations. Therefore we do not intend to pay any cash dividends on the common stock in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

 In connection with the Reorganization, we have adopted the 2010 Stock Option Plan, for which we have reserved 3,000,000 shares of common stock for issuance thereunder. As of January 16, 2014, there were 1,235,237 stock options issued and outstanding.

Recent Sale of Unregistered Securities

Other than described below, all securities sold by us during the fiscal years ended December 31, 2011 and 2012 that were not registered under the Securities Act were previously disclosed in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

Effective October 4, 2013, the Company, On October 4, 2013, through our wholly-owned subsidiary Radiant Acquisitions 1, LLC (“Radiant Acquisitions”), entered into a First Lien Credit Agreement (the “Credit Agreement”) with various financial institutions (the “Lenders”).  The maximum aggregate commitment of the Lenders to advance loans under this Agreement was $39,788,000, and the maximum aggregate principal amount to be repaid by the Borrower in respect thereof is $40,600,000 and for any given loan, the amount of funds advanced by any Lender shall be ninety-eight percent (98%) of the amount of principal required to be repaid by the Borrower in respect of such Loan.  The proceeds from the Credit Agreement were used to fund the closing of our recent acquisition of oil and gas properties located in  Louisiana and Mississippi, as well as to develop multiple re entry,  work-over  and  drilling  opportunities   on  acquired   acreage  throughout  south Louisiana and Mississippi.

In August 2013, we entered into a Bridge Loan Agreement with various individuals whereby we borrowed $600,000, and also issued to the note holder warrants to purchase 1,500,000 shares of our common stock at a purchase price of $0.01 per share.

In February 2013, the Company received $100,000 from a third party investor for the sale of 86,956 shares of common stock at a price of $1.15 per share and warrants to purchase additional 86,956 shares of common stock at a price of $1.16. Warrants expire on February 21, 2016.

In January & February 2013, the Company received $90,000 from Black Gold in accordance with the Shallow Oil agreement, in which $45,000 was for the sale of common stock (see Note 2 - Oil & Gas Properties). In accordance with provisions of Shallow Oil agreement, the Company issued 90,000 shares of its stock to Black Gold at a price of $0.50 per share.

In June, 2012, the Company entered into another phase of Shallow Oil Project Agreement whereby the Company issued 250,000 shares of its common stock for cash at $.50 per share.

In March 2012, the Company received proceeds from the sale of 158,000 shares of common stock for cash for a total consideration of $79,000.  150,000 of these shares relates to a Shallow Oil Project Agreement entered into by the Company in March 2012. The corresponding shares of common stock were issued in August 2012.

In November 2011, the Company received proceeds from the sale of 88,000 shares of common stock for cash for a total consideration of $33,000.  The corresponding shares were issued in August 2012.

During September 2011, in accordance with a Director’s Agreement, the Company issued 50,000 shares of common stock to a director in compensation for services. The Company determined the fair value of the stock issued be $1.00 per share based on the common stock fair value on the date of issuance.

During July 2011, the Company issued 13,000 shares of its common stock in settlement of a vendor liability. The Company determined the fair value of the stock issued be $1.00 per share based on the common stock fair value on the date of issuance.

In February 2011, the Company issued 475,000 shares to Fermo Jaeckle in connection with the 10% Note amounting to $237,500.

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

Not Required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Overview

We are an independent oil and gas exploration and production company that operates in the Gulf Coast region of the United States of America, specifically, onshore and the state waters of Louisiana, USA and the federal waters offshore Texas in the Gulf of Mexico.  We currently have oil and gas lease interests throughout Louisiana and Mississippi.

Liquidity and Capital Resources

At December 31, 2012, we have current assets of $643,636, current liabilities of $7,280,714, and a working capital deficit of $6,637,078.   In early 2013, we initiated efforts to become current in our public company compliance reporting requirements which we believe will permit us to raise capital and effect acquisitions through equity and/or convertible debt transactions at more favorable terms than we might otherwise achieve.

We may seek to raise additional funds through public or private sale of our equity or debt securities, borrowing funds from private or institutional lenders, the sale of our interests in certain oil and gas properties, or farm out of oil and gas interests.  If we raise additional funds through the issuance of debt securities, these securities would have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly given the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.

If we raise funds through a farm-out or sale of any of our rights, we may be required to relinquish, on terms that are not favorable to us, our interests in those projects.  Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity. There can be no assurance that we will be successful in obtaining additional funding, or selling or farming-out assets, in sufficient amounts or on terms acceptable to us, if at all.

If we are unable to raise sufficient additional funds when needed, we would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our operations and properties.

Our ability to obtain additional financing is dependent on the state of the debt and/or equity markets, and such markets’ reception of us and our offering terms. In addition, our ability to obtain financing may be dependent on the status of our oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form will be available to us, and if available, that it will be on terms and conditions that are acceptable.

Recent Developments

In January & February 2013, the Company received $90,000 from Black Gold in accordance with the Shallow Oil agreement, in which $45,000 was for the sale of common stock (see Note 2 - Oil & Gas Properties). In accordance with provisions of Shallow Oil agreement, the Company issued 90,000 shares of its stock to Black Gold at a price of $0.50 per share.

In February 2013, the Company received $100,000 from a third party investor for the sale of 86,956 shares of common stock at a price of $1.15 per share and warrants to purchase additional 86,956 shares of common stock at a price of $1.16. Warrants expire on February 21, 2016.

In August 2013, we entered into a Bridge Loan Agreement with various individuals whereby we borrowed $600,000, and also issued to the note holder warrants to purchase 1,500,000 shares of our common stock at a purchase price of $0.01 per share.

On October 4, 2013, we, through our wholly-owned subsidiary Radiant Acquisitions 1, LLC (“Radiant Acquisitions”), entered into a First Lien Credit Agreement (the “Credit Agreement”) with various financial institutions (the “Lenders”).  The maximum aggregate commitment of the Lenders to advance loans under this Agreement was $39,788,000, and the maximum aggregate principal amount to be repaid by the Borrower in respect thereof is $40,600,000 and for any given loan, the amount of funds advanced by any Lender shall be ninety-eight percent (98%) of the amount of principal required to be repaid by the Borrower in respect of such Loan.  The proceeds from the Credit Agreement were used to fund the closing of our recent acquisition of oil and gas properties located in  Louisiana and Mississippi, as well as to develop multiple re entry,  work-over  and  drilling  opportunities   on  acquired   acreage  throughout  south Louisiana and Mississippi.

Concurrent with the closing of the Credit Agreement, a total of $27,050,428 was disbursed.

On October 9, 2013, we completed the purchase of oil and gas properties located in Louisiana and Mississippi for cash and common shares. The  acquired  properties  contain  over  eighty (80)  wells  in  Louisiana  and  Mississippi.  The Louisiana properties include over 39 wells and numerous leases located in Catahoula, Concordia, La Salle and St. Mary's Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 24 productive wells and up to 36 shut-in wells that have been evaluated for work-over and behind pipe opportunities which is expected to provide for cost-effective near-term production increases.

Effective October 9, 2013, Radiant Oil & Gas, Inc. entered into employment contracts with three individuals, a geophysicist, a petroleum engineer and a financial analyst to help in the operation of the oil and gas properties acquired.  The employment contracts provide for incentive payments based on financial performance of the Company and, in addition, for two of the employees include stock option agreements, considered together, provide for the purchase of up to a total of 4.5% of the fully diluted shares outstanding at the time of the closing of the financing at an option price of $1.16 per share.  As to each, the option shares vest at the rate of one third of the total amount per year beginning on the first anniversary of their employment.  The shares are exercisable at any time from the vesting date for a period of five years from the commencement of their employment.

Patriot Agreement

On December 28, 2013, the Company entered into an agreement (the “Patriot Agreement”) with Patriot Bridge & Opportunity Fund, L.P. (f/k/a John Thomas Bridge & Opportunity Fund, L.P.) and Patriot Bridge & Opportunity Fund II, L.P., together referred to as the “Funds,” Patriot 28, LLC, the Managing Member of the Funds, and George Jarkesy, individually and as Managing Member of Patriot 28. The Patriot 28 Agreement restructured the outstanding $150,000 due to the Funds in the form of general liability promissory note. The maturity date of the Note shall be the earlier of an equity infusion of not less than ten million ($10,000,000) dollars or December 1, 2014. Interests shall be paid monthly at the rate of six percent (6%) per annum.

To the extent any payments are not made timely in accordance with the repayment schedule described in the Patriot 28 Agreement, the Company shall issue 500 shares of Company stock to Fund I and 500 shares of Company stock to Fund II for each default occurrence. This provision does not apply if the Company cures its default within ten (10) days following receipt of written notice that a payment has not been timely made.

The Company, upon execution and delivery of the Patriot Agreement, shall pay to the Funds the sum of Fifteen Thousand ($15,000.00) dollars in reimbursement for all legal fees and expenses of the Funds related to the Loan and the January 1, 2014 payment for fourteen thousand one hundred fourteen dollars and eighty-nine one hundredths ($14,114.89) dollars.

As part of the Patriot Agreement, due to a variety of factors, including the wind down of the Funds, the outstanding obligations under the Loan from the Company to the Funds and other considerations, Mr. Jarkesy has resigned from the Board of Directors of the Company on December 30, 2013.

CondensedConsolidated Quarterly Financial Statements

These condensed consolidated quarterly financial statements represent financial position and results of operations as of the end of each quarter of the years ended December 31, 2012 and December 31, 2011. This quarterly financial information has been reviewed by our independent auditors and contains the level of detail consistent with Rule 10-01(a) and (b) of Regulation S-X.

Consolidated Balance Sheets – Year ended December 31, 2012

	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,889	$478,969	$62,925	$162,330
Other current assets	2,914	714	4,360	115,029
Due from related parties	333,511	323,663	356,412	366,277
TOTAL CURRENT ASSETS	355,314	803,346	423,697	643,636
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation	6,965	5,072	6,068	3,278

TOTAL PROPERTY AND EQUIPMENT	6,965	5,072	6,068	3,278
TOTAL ASSETS	$362,279	$808,418	$429,765	$646,914
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,066,140	$1,096,080	$1,146,286	$1,353,160
Cash advance on acquisition option	50,000	50,000	50,000	55,565
Notes payable	3,499,806	3,494,808	3,499,822	3,497,081
Convertible notes payable	142,500	142,500	142,500	142,500
Accrued interest	629,548	684,272	786,054	862,092
Due to related parties	1,028,755	1,112,953	736,891	914,968
Derivative liabilities	328,019	362,950	399,031	455,348
TOTAL CURRENT LIABILITIES	6,744,768	6,943,563	6,760,584	7,280,714
Deferred gain	75,000	332,202	587,354	887,076
Asset retirement obligations	-	-	-	100,000
TOTAL LIABILITIES	6,819,768	7,275,765	7,347,938	8,267,790

Commitments and contingencies (Note 12)	50,000	50,000	50,000	50,000

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized (1)	115,978	115,978	115,978	118,478
Additional paid-in capital	3,113,746	3,175,202	3,236,658	3,401,328
Accumulated deficit	(9,737,213)	(9,808, 527)	(10,320,809)	(11,190,682)
TOTAL STOCKHOLDERS' DEFICIT	(6,507,489)	(6,517,347)	(6,968,173)	(7,670,876)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$362,279	$808,418	$429,765	$646,914

Consolidated Balance Sheets – Year ended December 31, 2011

	March 31, 2011 (Restated)	June 30, 2011 (Restated)	Sept 30, 2011	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,254	$54,592	$4,423	$12,004
Other current assets	49,923	26,897	15,501	3,166
Due from related parties	362,985	361,613	362,186	359,528
TOTAL CURRENT ASSETS	453,162	443,102	382,110	374,698
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation	8,224	7,893	6,965	6,965

TOTAL PROPERTY AND EQUIPMENT	8,224	7,893	6,965	6,965
TOTAL ASSETS	$461,386	$450,995	$389,075	$381,663
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$877,927	$1,078,366	$1,125,636	$1,062,332
Cash advance on acquisition option	-	50,000	50,000	50,000
Notes payable	3,009,389	3,316,002	3,455,331	3,500,357
Convertible notes payable	-	652	28,729	142,500
Accrued interest	287,788	343,461	404,548	553,657
Due to related parties	1,249,160	1,212,482	1,224,038	1,150,175
Derivative liabilities	278,139	348,661	224,560	277,013
TOTAL CURRENT LIABILITIES	5,702,403	6,349,624	6,512,842	6,736,034
Deferred gain	-	-	-	-
Asset retirement obligations	-	-	-	-
TOTAL LIABILITIES	5,702,403	6,349,624	6,512,842	6,736,034

Commitments and contingencies (Note 12)				50,000

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized (1)	112,888	112,888	113,518	114,398
Additional paid-in capital	2,809,703	2,970,261	3,095,801	2,974,870
Accumulated deficit	(8,163,608)	(8,981,778)	(9,333,086)	(9,493,639)
TOTAL STOCKHOLDERS' DEFICIT	(5,241,017)	(5,898,629)	(6,123,767)	(6,404,371)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$461,386	$450,995	$389,075	$381,663

(1) Shares issued and outstanding:
(1) 11,288,813 as of March 31, 2011 and June 30, 2011; 11,351,813 as of September 30, 11; 11,439,813 as of December 31, 2011; 11,597,813 as of March 31, 2012, June 30, 2012 and September 30, 2012; 11,847,813 as of December 31, 2012.

Consolidated Quarterly Statements of Operations for the years ended December 31, 2012 and 2011

	For the three months ended		For the three months ended		For the six months ended		For the three months ended		For the nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2012	2011 (Restated)	2012	2011 (Restated)	2012	2011 (Restated)	2012	2011	2012	2011

OPERATING EXPENSES:
Depreciation, depletion, and amortization	$897	$735	$996	$736	$1,893	$1,471	$897	$736	$2,790	$2,207
Impairment of long-lived assets	-	1,373,906	-	-	-	1,373,906	-	-	-	1,373,906
General and administrative	114,688	661,249	207,548	448,132	322,236	1,109,381	396,610	291,417	718,846	1400,798
TOTAL OPERATING EXPENSES	115,585	2,035,890	208,544	448,868	324,129	2,484,758	397,507	292,153	721,636	2,776,911

OPERATING LOSS	(115,585)	(2,035,890)	(208,544)	(448,868)	(324,129)	(2,484,758)	(397,507)	(292,153)	(721,636)	(2,776,911)

OTHER (INCOME) EXPENSE:
Loss (gain) on derivative liabilities	51,006	46,613	34,931	10,522	85,937	57,135	36,081	(159,101)	122,018	(101,966)
Other income	-	-	(250,000)	-	(250,000)	-	-	(15,800)	(250,000)	(15,800)
Interest expense	76,983	106,489	77,839	358,780	154,822	465,269	78,694	234,056	233,516	699,325
Total other (income) expenses	127,989	153,102	(137,230)	369,302	(9,241)	522,404	114,775	59,155	105,534	581,559

NET LOSS	$(243,574)	$(2,188,992)	$(71,314)	$(818,170)	$(314,888)	$(3,007,162)	$(512,282)	$(351,308)	$(827,170)	$(3,358,470)

LOSS PER SHARE - Basic and diluted	$(0.02)	$(0.20)	$(0.01)	$(0.07)	$(0.03)	$(0.27)	$(0.04)	$(0.03)	$(0.07)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and diluted	11,477,132	11,119,924	11,847,813	11,288,813	11,577,308	11,204,835	11,847,813	11,309,617	11,668,134	11,240,146

Consolidated Statement of Changes in Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2010	10,813,813	108,138	2,515,497	(5,974,616)	(3,350,981)
February 2011, common stock and warrants issued for cash and debt	475,000	4,750	232,750	-	237,500
Stock-based compensation	-	-	61,456	-	61,456
Net loss	-	-	-	(2,188,992)	(2,188,992)
Balance at March 31, 2011	11,288,813	112,888	2,809,703	(8,163,608)	(5,241,017)
June 2011, warrants issued for debt	-	-	99,102	-	99,102
Stock-based compensation	-	-	61,456	-	61,456
Net loss	-	-	-	(818,170)	(818,170)
Balance at June 30, 2011	11,288,813	112,888	2,970,261	(8,981,778)	(5,898,629)
July 2011, common stock for settlement of accounts payable	13,000	130	12,870	-	13,000
Stock-based compensation	50,000	500	112,670	-	113,170
Net loss	-	-	-	(351,308)	(351,308)
Balance at September 30, 2011	11,351,813	113,518	3,095,801	(9,333,086)	(6,123,767)
November 2011, common stock for cash	88,000	880	32,120	-	33,000
Stock-based compensation	-	-	61,456	-	61,456
Change in fair value of warrants issued for debt	-	-	(214,507)	-	(214,507)
Net loss	-	-	-	(160,553)	(160,553)
Balance at December 31, 2011	11,439,813	114,398	2,974,870	(9,493,639)	(6,404,371)
Common stock issued for cash	158,000	1,580	77,420	-	79,000
Stock-based compensation	-	-	61,456	-	61,456
Net loss	-	-	-	(243,574)	(243,574)
Balance at March 31, 2012	11,597,813	115,978	3,113,746	(9,737,213)	(6,507,489)
Stock-based compensation	-	-	61,456	-	61,456
Net loss	-	-	-	(71,314)	(71,314)
Balance at June 30, 2012	11,597,813	115,978	3,175,202	(9,808,527)	(6,517,347)
Stock-based compensation	-	-	61,456	-	61,456
Net loss	-	-	-	(512,282)	(512,282)
Balance at September 30, 2012	11,597,813	115,978	3,236,658	(10,320,809)	(6,968,173)
Common stock issued for debt	250,000	2,500	122,500	-	125,000
Stock-based compensation	-	-	42,170	-	42,170
Net loss	-	-	-	(869,873)	(869,873)
Balance at December 31, 2012	11,847,813	118,478	3,401,328	(11,190,682)	(7,670,876)

Consolidated Quarterly Statements of Cash Flows for the years ended December 31, 2012 and 2011

	Three Months Ended			Six Months Ended		Nine Months Ended
	March 31,			June 30,		September 30,
	2012		2011 (Restated)	2012	2011 (Restated)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(243,574)	$(2,188,992)	$(314,888)	$(3,007,162)	$(827,170)	$(3,358,470)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation, depletion & amortization		897	735	1,893	1,471	2,790	2,207
Impairment of long-lived assets		-	1,373,906	-	1,373,906	-	1,373,906
Amortization of deferred financing charges		649	20,583	649	52,534	649	66,430
Amortization of debt discount		-	25,689	-	280,114	-	430,020
Loss (gain) on derivative liabilities		51,006	46,613	85,937	57,135	122,018	(101,966)
Stock-based compensation		61,456	61,456	122,912	122,912	184,368	186,082
Shares issued for services		-	-	-	-	-	50,000
Changes in operating assets and liabilities:
Decrease (increase) in receivables		-	17,371	-	17,371	-	17,371
Decrease (increase) in other current assets		(397)	905	1,803	2,480	(1,843)	(20)
Decrease (increase) in due from related parties		26,017	19,358	35,865	20,730	3,116	20,157
Increase in accounts payable and accrued expenses		79,699	302,784	164,363	596,396	316,351	717,753
Increase (decrease) in deferred income		75,000	-	332,202	-	587,354	-
Increase (decrease) in due to related party		(2,420)	11,434	182,778	31,370	(132,008)	42,926
Net cash provided by (used in) operating activities		48,333	(308,158)	613,514	(450,743)	255,625	(553,604)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(897)	(1,207)	-	(1,612)	(1,893)	(1,420)
Net cash provided by (used in) investing activities		(897)	(1,207)	-	(1,612)	(1,893)	(1,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and notes payable		900	475,000	900	562,500	900	615,000
Payments on notes payable		(1,451)	(23,750)	(6,449)	(24,308)	(1,435)	(24,308)
Deferred financing costs		-	(62,675)	-	(62,675)	-	(62,675)
Proceeds from borrowings from related parties		-	1,063	-	21,449	59,274	21,449
Payments on borrowings from related parties		(119,000)	(72,472)	(220,000)	(72,472)	(340,550)	(72,472)
Proceeds from issuance of common stock		79,000	-	79,000	-	79,000	-
Cash advance on acquisition option		-	-	-	50,000	-	50,000
Net cash provided by financing activities		(40,551)	317,166	(146,549)	474,494	(202,811)	526,994
INCREASE (DECREASE) IN CASH		6,885	7,801	466,965	22,139	50,921	(28,030)
CASH, BEGINNING OF YEAR		12,004	32,453	12,004	32,453	12,004	32,453
CASH, END OF YEAR		$18,889	$40,254	$478,969	$54,592	$62,925	$4,423

Consolidated Quarterly Statements of Cash Flows for the years ended December 31, 2012 and 2011 -  Continued

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31,		June 30,		September 30,
	2012	2011	2012	2011	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR
Income taxes	$-	$-	$-	$-	$-	$-
Interest	$168	$-	$335	$-	$503	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on notes payable due to issuance of stock and beneficial conversion feature	$-	$237,500	$-	$237,500	$-	$237,500
Discount on notes payable due to issuance of warrants	$-	$-	$-	$99,102	$-	$99,102
Discount on convertible note due to embedded conversion derivative liability	$-	$-	$-	$16,706	$-	$16,706
Fair value of tainted warrants	$242,826	$-	$62,221	$-	$282,254	$-
Settlement of amounts due to related parties through assumption of notes payable	$-	$-	$-	$77,000	$-	$77,000
Settlement of accounts payable through acquisition of notes payable	$-	$-	$-	$37,500	$-	$37,500
Settlement of accounts payable through issuance of stock	$-	$-	$-	$-	$-	$13,000
Payment of deferred finance fee through assumption of notes payable	$-	$-	$-	$5,000	$-	$5,000
Payment of deferred finance fee from proceeds of debt	$-	$-	$-	$5,500	$-	$5,500

Results of Operations

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Depreciation, depletion and amortization expense for the fiscal year ended December 31, 2012 increased by $745 or 25% compared to the fiscal year ended December 31, 2011.   This balance represents depreciation expense as no depletion expense was recorded during 2012 and 2011. All of our evaluated oil and gas properties, including any related accumulated depletion were written off as of March 31, 2011.

Impairment expense for the fiscal year ended December 31, 2012 was $100,000 compared to $1,373,906 for the fiscal year ended December 31, 2011.   The 2011 impairment expense was due to that all of our oil and gas properties acquired prior to 2011 were impaired as of March 31, 2011. The 2012 impairment expense relates to asset retirement obligation of $100,000 being written off as related wells were planned to be plugged in early 2014.

General and administrative expenses for the fiscal year ended December 31, 2012 decreased by $120,151 or 8% compared to the fiscal year ended December 31, 2011.   The decrease was primarily due to the reduction in compensation and fees for consulting, legal, and accounting services for fiscal year 2012 as compared to the prior year.

Loss on derivative liabilities for the fiscal year ended December 31, 2012 was $161,518 compared to a gain of 185,726 for the fiscal year ended December 31, 2011.  The change in fair value of our derivative liabilities has no impact on our cash flows from operations and was primarily a result of the increase in our stock price during the year ended December 31, 2012.

Other income for the fiscal year ended December 31, 2012 was $250,000 compared to $15,800 for the fiscal year ended December 31, 2011.   Other income recorded during 2012 pertains to the prospect fee received in relation to an agreement entered into in June 2012 with Grand Synergy Petroleum, LLC.  The amount recorded during 2011 pertains to a gain recorded arising from forgiveness of debt.

Interest expense for the fiscal year ended December 31, 2012 decreased by $541,712 or 63% compared to the fiscal year ended December 31, 2011.   The decrease was mainly due to the full amortization of certain note discounts during the fiscal year ended December 31, 2011.

The above mentioned factors resulted in a net loss for the fiscal year ended December 31, 2012 of $1,697,043 compared to a net loss of $3,519,023 for the fiscal year ended December 31, 2011.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Depreciation, depletion and amortization expense for three months ended March 31, 2012 was $897 compared to $735 for the three months ended March 31, 2011.  There was no significant change. This balance represents depreciation expense as no depletion expense was recorded during 2012 and 2011. All of our evaluated oil and gas properties, including any related accumulated depletion were written off as of March 31, 2011.

Impairment expense for the three months ended March 31, 2012 was $-0- compared to $1,373,906 for the three months ended March 31, 2011.   The impairment expense was due to that all of our oil and gas properties acquired prior to 2011 were impaired as of March 31, 2011.

General and administrative expenses for three months ended March 31, 2012 decreased by $546,561 or 82% compared to the three months ended March 31, 2011.   The decrease was primarily due to reduction in compensation and fees for consulting, legal, and accounting services for 2012 period as compared to the prior 2011 period.

Loss on derivative liabilities for the three months ended March 31, 2012 was $51,006 compared to $46,613 for the three months ended March 31, 2011.  The change in fair value of our derivative liabilities has no impact on our cash flows from operations and is result of market price fluctuation.

Interest expense for three months ended March 31, 2012 decreased by $29,506 or 28% compared to the three months ended March 31, 2011.   The decrease was mainly due to the full amortization of certain note discounts during the fiscal year 2011.

The above mentioned factors resulted in a net loss for three months ended March 31, 2012 of $243,574compared to a net loss of $2,188,992 for the three months ended March 31, 2011.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Depreciation, depletion and amortization expense for three months ended June 30, 2012 was $996 compared to $736 for the three months ended June 30, 2011.   There was no significant change. This balance represents depreciation expense as no depletion expense was recorded during 2012 and 2011. All of our evaluated oil and gas properties, including any related accumulated depletion were written off as of March 31, 2011.

General and administrative expenses for three months ended June 30, 2012 decreased by $240,584 or 54% compared to the three months ended June 30, 2011.   The decrease was primarily due to reduction in compensation and fees for consulting, legal, and accounting services for 2012 period as compared to the prior 2011 period.

Loss on derivative liabilities for the three months ended June 30, 2012 was $34,931 compared to $10,522 for the three months ended June 30, 2011.  The change in fair value of our derivative liabilities has no impact on our cash flows from operations and is a result of market price fluctuation.

Other income for three months ended June 30, 2012 was $250,000 compared to $-0- for the three months ended June 30, 2011.   Other income recorded during 2012 pertains to the prospect fee received in relation to an agreement entered into in June 2012 with Grand Synergy Petroleum, LLC.

Interest expense for three months ended June 30, 2012 decreased by $280,941 or 78% compared to the three months ended June 30, 2011.   The decrease was mainly due to the full amortization of certain note discounts during the fiscal year 2011.

The above mentioned factors resulted in a net loss for three months ended June 30, 2012 of $71,314 compared to a net loss of $818,170 for the three months ended June 30, 2011.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Depreciation, depletion and amortization expense for three months ended September 30, 2012 was $897 compared to $736 for the three months ended September 30, 2011.   There was no significant change. This balance represents depreciation expense as no depletion expense was recorded during 2012 and 2011. All of our evaluated oil and gas properties, including any related accumulated depletion were written off as of March 31, 2011.

General and administrative expenses increased from $291,417 for the three months ended September 30, 2011 to $396,610 for the three months ended September 30, 2012.   The increase was primarily due to the increase in compensation and fees for consulting, legal, and accounting services for 2012 period as compared to the prior 2011 period.

Loss on derivative liabilities for the three months ended September 30, 2012 was $36,081 compared to a gain of $159,101 for the three months ended September 30, 2011.  The change in fair value of our derivative liabilities has no impact on our cash flows from operations and is a result of market price fluctuation.

Other income for three months ended September 30, 2012 was $-0- compared to $15,800 for three months ended September 30, 2011.   Other income recorded during 2011 pertains to a gain recorded arising from forgiveness of debt.

Interest expense for three months ended September 30, 2012 decreased by $155,362 or 66% compared to the three months ended September 30, 2011.   The decrease was mainly due to the full amortization of certain note discounts during the fiscal year 2011.

The above mentioned factors resulted in a net loss for three months ended September 30, 2012 of $512,282 compared to a net loss of $351,308 for the three months ended September 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Depreciation, depletion and amortization expense for six months ended June 30, 2012 was $1,893 compared to $1,471 for the six months ended June 30, 2011.   There was no significant change. This balance represents depreciation expense as no depletion expense was recorded during 2012 and 2011. All of our evaluated oil and gas properties, including any related accumulated depletion were written off as of March 31, 2011.

Impairment expense for the six months ended June 30, 2012 was $-0- compared to $1,373,906 for the six months ended June 30, 2011.   The impairment expense was due to that all of our oil and gas properties acquired prior to 2011 were impaired as of March 31, 2011.

General and administrative expenses for six months ended June 30, 2012 decreased by $787,145 or 71% compared to the six months ended June 30, 2011.   The decrease was primarily due to reduction in compensation and fees for consulting, legal, and accounting services for 2012 period as compared to the prior 2011 period.

Loss on derivative liabilities for the six months ended June 30, 2012 was $85,937 compared to $57,135 for the six months ended June 30, 2011.  The change in fair value of our derivative liabilities has no impact on our cash flows from operations and is a result of market price fluctuation.

Other income for six months ended June 30, 2012 was $250,000 compared to $-0- for the six months ended June 30, 2011.   Other income recorded during 2012 pertains to the prospect fee received in relation to an agreement entered into in June 2012 with Grand Synergy Petroleum, LLC.

Interest expense for six months ended June 30, 2012 decreased by $310,447 or 67% compared to the six months ended June 30, 2011.   The decrease was mainly due to the full amortization of certain note discounts during the fiscal year 2011.

The above mentioned factors resulted in a net loss for six months ended June 30, 2012 of $314,888 compared to a net loss of $3,007,162for the six months ended June 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Depreciation, depletion and amortization expense for nine months ended September 30, 2012 was $2,790 compared to $2,207 for the nine months ended September 30, 2011.   There was no significant change. This balance represents depreciation expense as no depletion expense was recorded during 2012 and 2011. All of our evaluated oil and gas properties, including any related accumulated depletion were written off as of March 31, 2011.

Impairment expense for the nine months ended September 30, 2012 was $-0- compared to $1,373,906 for the nine months ended September 30, 2011.   The impairment expense was due to that all of our oil and gas properties acquired prior to 2011 were impaired as of March 31, 2011.

General and administrative expenses decreased to $718,846 for the nine months ended September 30, 2012 from $1,400,798 for the nine months ended September 30, 2011.   The decrease was primarily due to the decrease in compensation and fees for consulting, legal, and accounting services for 2012 period as compared to the prior 2011 period.

Loss on derivative liabilities for the nine months ended September 30, 2012 was $122,018 compared to a gain of $101,966 for the nine months ended September 30, 2011.  The change in fair value of our derivative liabilities has no impact on our cash flows from operations and is a result of market price fluctuation.

Other income for the nine months ended September 30, 2012 was $250,000 compared to $15,800 for the nine months ended September 30, 2011.   Other income recorded during 2012 pertains to the prospect fee received in relation to an agreement entered into in June 2012 with Grand Synergy Petroleum, LLC.  The amount recorded during 2011 pertains to a gain recorded arising from forgiveness of debt.

Interest expense for nine months ended September 30, 2012 decreased by $465,809 or 67% compared to the nine months ended September 30, 2011.   The decrease was mainly due to the full amortization of certain note discounts during the fiscal year 2011.

The above mentioned factors resulted in a net loss for the nine months ended September 30, 2012 of $827,170 compared to a net loss of $3,358,470 for the nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

For the fiscal years ended December 31, 2011 and December, 2012, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”).  U.S. GAAP represents a comprehensive set of accounting and disclosure rules and requirements.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Should we experience significant changes in the estimates or assumptions that would cause a material change to the amounts used in the preparation of our financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates that are particularly significant to the consolidated financial statements include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, impairment of oil properties, asset retirement obligations, and calculations related to derivative liabilities.

Oil and Natural Gas Properties

We account for our oil and natural gas producing activities using the full cost method of accounting, as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

Costs associated with unevaluated properties are capitalized as oil and natural gas properties, but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization. We evaluate unevaluated properties for inclusion in the amortization base at least annually.  We assess properties on an individual basis, or as a group, if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate that there would be impairment, or if proved reserves are assigned to a property, the cumulative costs incurred to date for such property are transferred to the amortizable base and are then subject to amortization.

Capitalized costs included in the amortization base are depleted using the units of production method based on proved reserves. Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

We include our pro rata share of assets and proved reserves associated with an investment that is accounted for on a proportional consolidation basis with assets and proved reserves that the Company directly owns in the appropriate cost center. We calculate the depletion and net book value of the assets based on the cost center’s aggregated values. Accordingly, the ratio of production to reserves, depletion and impairment associated with a proportionally consolidated investment does not represent a pro rata share of the depletion, proved reserves, and impairment of the proportionally consolidated venture.

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

Impairment of Long-Lived Assets

We periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect its legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. We estimate the expected cash flow associated with the obligation and discounts the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will accordingly update our assessment.  Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to non-operating income. For warrants and convertible derivative financial instruments, we use the Lattice model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

FASB ASC-740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by us on our tax returns.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item appears beginning on page F-1 following the signature page of this Report

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since our last audited periodic report for the year ended December 31, 2010 through December 31, 2012. However, this assessment is as of December 31, 2012.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the fiscal year ended December 31, 2012.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the fiscal year ended December 31, 2012. In making this assessment, we utilized the criteria set forth in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation, we concluded that our disclosure controls and procedures were not effective and we have identified the following material weaknesses.  These material weaknesses affected our ability to make our periodic SEC compliance filings within the prescribed time periods.

Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over day-to-day accounting and financial reporting obligations as well as the period-end financial close and reporting processes as of December 31, 2012.  Due to the actual and potential effect on financial statement balances and disclosures and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies constituted a material weakness in our internal control over financial reporting.  The specific deficiencies contributing to the material weakness were as follows:

a)
Inadequate segregation of duties.  In various accounting processes, applications and systems we did not design, establish and maintain procedures and controls to adequately segregate job responsibilities for initiating, authorizing and recording transactions, nor were there adequate mitigating or monitoring controls in place.

b)	Inadequate policies and procedures. We did not design, establish and maintain effective GAAP compliant financial accounting policies and procedures.
c)	Inadequate personnel. We had a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

Due to the existence of the material weakness in our internal control over financial reporting that have been identified as of December 31, 2012, we believe that our internal control over financial reporting was also ineffective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

Our management has performed extensive procedures designed to ensure the reliability of our financial reporting.  Furthermore, after obtaining additional financing earlier this year, we were able to engage subject matter specialists to support management in its efforts to complete our financial filings and get us current in our filing obligations under the Exchange Act.  Based on these procedures, we have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the fiscal years ended December 31, 2012 and 2011.

There were no changes made to our internal control over financial reporting since our last filing for the quarterly period ended June 30, 2011, through December 31, 2012, nor were any changes made to our internal control over financial reporting from January 1, 2013 through the date of this report.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow we will remediate material weaknesses.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

As of January 22, 2014 Radiant’s directors and executive officers are:

Name	Age	Position
John M. Jurasin	58	Director, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

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

Board Composition; Independence of Directors & Board Committees; Code of Ethics

As of December 31, 2013, the Company’s board of directors consists of one member, Mr. Jurasin. It is anticipated that the board of directors will be expanded to include no additional members.

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

Involvement in Certain Legal Proceedings

Except as described in the next paragraph, to the best of our knowledge, during the past ten years from the date of this report, none of the following occurred with respect to a director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On March 22, 2013, George R. Jarkesy, was a named party in a Notice and Hearing and Order Instituting Administrative and Cease-And-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 15(b)(4), 15(b)(6) and 21C of the Securities Exchange Act of 1934, Sections 203(e), 203(f), and 203(k) of the Investment Advisers Act of 1940 and Section 9(b) of the Investment Company Act of 1940. The SEC alleged that among other things, that Mr. Jarkesy, as manager and adviser of John Thomas Bridge and Opportunity Fund LP I and John Thomas Bridge and Opportunity Fund LP II (together, the “Funds”): (1) recorded arbitrary valuations without any reasonable basis for certain of the Funds’ largest holdings, thus causing the Funds’ performance figures to be false and misleading and their own compensation to be inflated; (2) marketed the two hedge funds on the basis of false representations about, among other things, the identities of their auditor and prime broker and (3) breached his fiduciary duty of full and fair disclosure to the Funds by failing to disclose his repeated favoring of the pecuniary interests of Anastasios Belesis, the Chief Executive Officer of John Thomas Financial (JTF), and JTF, which served as the Funds’ placement agent. On December 5, 2013, the SEC entered an order of settlement, whereby Mr. Jarkesy was censured and agreed to cease and desist from committing or causing any violations and any future violations of Section 206(2) of the Advisers Act. Mr. Jarkesy resigned from the Company on December 30, 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Other Compensation ($)		Total ($)
John M. Jurasin (1)	2012	200,000	-0-	-0-		-0-	131,585	(2)	331,585
	2011	200,000	-0-	-0-		-0-	86,303	(2)	286,303
Brian Rodriquez (3)	2012	-0-	-0-	-0-		-0-	-0-		-0-
	2011	-0-	-0-	50,000	(4)	-0-	-0-		50,000
Robert M. Gray (5)	2012	-0-	-0-	-0-		-0-	-0-		-0-
	2011	125,000	-0-	-0-		-0-	-0-		125,000
Timothy N. McCauley (6)	2012	-0-	-0-	-0-		-0-	-0-		-0-
	2011	145,000	-0-	-0-		-0-	-0-		145,000
George R. Jarkesy, Jr. (7)	2012	-0-	-0-	-0-		-0-	-0-		-0-
	2011	-0-	-0-	-0-		-0-	-0-		-0-

(1) John M. Jurasin served as JOG’s chief executive officer and director in 2008 through August 2010 and Radiant’s chief executive officer and director beginning August 2010.
(2) Mr. Jurasin received notes totaling $1,049,000 as dividends at the closing of the Reorganization in 2010. The notes accrued $131,585 and $86,303 of interest in 2012 and 2011.
(3) Mr. Rodriguez served as Radiant’s chief executive officer in 2008 through August 2010 and as secretary/treasurer and director beginning August 2010.  Mr. Rodriguez resigned in December 2013.
(4) Mr. Rodriquez received 50,000 shares at a price of $1.00 per share of our common stock as consideration for serving as a director in 2011.
(5) Robert M. Gray served as JOG’s land manager in 2008 through August 2010 and became vice president of land and a director of Radiant in August 2010. Mr. Gray resigned in March 2011.
(6) Timothy N. McCauley served as JOG’s vice president of operations from February 2010 until August 2010 and as Radiant’s vice president of operations since August 2010. Mr. McCauley resigned in March 2011.
(7) George R. Jarkesy, Jr. served on the Board of Directors and the Audit Committee from April 30, 2010 until he resigned on December 30, 2013.

The value attributable to any stock or option awards described in the table above represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  See Note 8 – Common Stock and Common Stock Options of the Company’s Consolidated Financial Statements for the Year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
John M. Jurasin	-0-	-0-	-0-	-0-	-0-	-0-
Robert M. Gray (2)	-0-	139,500	$1.00	8/5/2020	139,500	$-0-
Timothy N. McCauley(3)	-0-	298,622	$1.00	8/5/2020	298,622	$-0-

(1)       Options were granted on August 5, 2010 and vest equally on each of the first three anniversaries of the grant date.
(2)       139,500 options at $1.00 expire on August 5, 2020; a total of 93,000 options vested;
(3)       298,622 options at $1.00 expire on August 5, 2020; a total of 199,081 options vested.

Employment Agreements

The Company has entered into employment agreements with John M. Jurasin and Timothy N. McCauley.

Pursuant to Mr. Jurasin’s employment agreement, he serves as the Company’s Chief Executive Officer and President and his annual salary is $200,000, which will be increased to $250,000 upon the Company receiving $10,000,000 in equity or debt financing and $300,000 upon the Company becoming cash flow positive.

Director Compensation

Our directors were not compensated for their services during 2012 and 2011, other than as reflected in the “Summary Compensation Table” above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 16, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock, (ii) by each of our named executive officers and directors, and (iii) by all of our executive officers and directors as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. As of January 16, 2014, there were 16,219,408 shares of common stock outstanding.

Name and Address of Owner	Number of Shares Owned	Percentage
Patriot Bridge & Opportunity Fund, L.P. (1)	436,580	3%
Patriot Bridge & Opportunity Fund II, L.P. (1)	262,358	2%
Patriot 28, LLC (1)	34,404	*
John Thomas Financial, Inc. (2)	3,000,000	19%

Named Executive Officers and Directors :
John M. Jurasin (3)	4,957,445	31%
Brian Rodriguez (4)	181,322	1%
George R. Jarkesy, Jr. (5)	776,388	5%
Robert M. Gray (6)	82,500	*
Timothy N. McCauley (7)	235,472	1%
Allen W. Hobbs	35,884	*
Jay King	--	--
Mark Witt	--	--
All Executive Officers and Directors as a Group (6 persons)	6,269,011	35%

* Less than one percent

(1)
The address for Patriot Bridge & Opportunity Fund, L.P. (“Fund I”) (f/k/a John Thomas Bridge & Opportunity Fund, L.P.), Patriot Bridge & Opportunity Fund II, L.P. (“Fund II”) (f/k/a John Thomas Bridge & Opportunity Fund, L.P.) (together, referred to as the “Funds”) and Patriot 28, LLC (the General Partner of the Funds)  is 3 Riverway, Suite 1800, Houston, Texas 77056. The Funds are limited partnerships, and the Patriot 28, LLC  is the general partner of the Funds (“Patriot 28”). George Jarkesy is the managing member of Patriot 28. Mr. Jarkesy and Patriot 28 may be deemed to have beneficial ownership of the securities reported herein.  Includes (i) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $4.00 per share owned by Fund I, (ii) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share owned by Fund I, (iii) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $4.00 per share owned by Fund II, (iv) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share owned by Fund II, and (v)  presently exercisable warrants to purchase 62,500 shares of common stock at an exercise price of $1.00 per share owned by Fund I.

(2)
The address is 14 Wall Street, 5th floor, New York, New York 10005. Thomas Belesis is the President and sole shareholder of John Thomas Financial.  The Company currently disputes John Thomas Financial’s right to these shares and is pursuing its legal options to have these shares returned to John Jurasin, the original holder of these shares.

(3)	The address is 9700 Richmond Ave., Suite 124, Houston, Texas 77042. Does not include 450,677 shares to be issued pursuant to the Reorganization upon satisfaction of certain vesting requirements.

(4)	Does not include 50,000 shares issuable to Mr. Rodriguez in June 2011 pursuant to his director’s agreement.

(5)
Consists of (i) 42,546 shares owned of record by Mr. Jarkesy, (ii) 436,938 shares owned by the Funds, (iii) 34,404 shares owned by Patriot 28 (iv) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $4.00 per share owned by Fund I, (v) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share owned by Fund I, (vi) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $4.00 per share owned by Fund II, (vii) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share owned by Fund II, and (viii)  presently exercisable warrants to purchase 62,500 shares of common stock at an exercise price of $1.00 per share owned by Fund I. Mr. Jarkesy is the managing member of the general partner of the Funds and Mr. Jarkesy and the general partner may be deemed to have beneficial ownership of the securities owned by this fund.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

On December 28, 2013, the Company entered into an agreement (the “Patriot 28 Agreement”) with Patriot Bridge & Opportunity Fund, L.P. (f/k/a John Thomas Bridge & Opportunity Fund, L.P.) and Patriot Bridge & Opportunity Fund II, L.P., together referred to as the “Funds,” Patriot 28, LLC, the Managing Member of the Funds, and George Jarkesy, individually and as Managing Member of Patriot 28. The Patriot 28 Agreement restructured the outstanding $150,000 due to the Funds in the form of general liability promissory note. The maturity date of the Note shall be the earlier of an equity infusion of not less than ten million ($10,000,000) dollars or December 1, 2014. Interests shall be paid monthly at the rate of six percent (6%) per annum.

To the extent any payments are not made timely in accordance with the repayment schedule described in the Patriot 28 Agreement, the Company shall issue 500 shares of ROGI stock to Fund I and 500 shares to ROGI stock to Fund II for each default occurrence. This provision does not apply if the Company cures its default within ten (10) days following receipt of written notice that a payment has not been timely made.

The Company, upon execution and delivery of the Patriot 28 Agreement, shall pay to the Funds the sum of Fifteen Thousand ($15,000.00) dollars in reimbursement for all legal fees and expenses of the Funds related to the Loan and the January 1, 2014 payment for fourteen thousand one hundred fourteen dollars and eighty-nine one hundredths ($14,114.89) dollars.

As part of the Patriot 28 Agreement, due to a variety of factors, including the wind down of the Funds, the outstanding obligations under the Loan from the Company to the Funds and other considerations, Mr. Jarkesy has resigned from the Board of Directors of the Company on December 30, 2013.

John Jurasin

Effective March 2010, the Company assigned certain legacy overriding royalty interests (“ORRI”) in various projects, including the Baldwin AMI, the Coral, Ruby and Diamond Project, the Aquamarine Project, and the Ensminger Project to a related party entity owned by John M. Jurasin.  The Company retained its working interests in these projects.  Additionally, the Company assigned its working interest in a project, Charenton, to the related party entity. We did not receive any proceeds for the conveyances and the interests assigned had a historical cost basis of $0.

During the years ended December 31, 2011 and 2012 John Jurasin advanced the Company various amounts in order to pay operating expenses, with no formal repayment terms. The total balance due on these advances was $146,678 and $41,335 as of December 31, 2012 and 2011.

Additionally, two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries Amber and RLE to fund operations.  Interest is accrued at a rate of 4% per year.  The first note of $884,000, issued on August 5, 2010, matures upon the earlier of (i) May 31, 2013 or (ii) the date on which the Company closes any equity financing in which the Company receives gross proceeds of at least $10 million. The additional note for $165,000, issued on October 12, 2010, is due and payable on demand at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facilities (Note 4). The Company made partial repayments on these notes of $15,152 during the year ended December 31, 2010 and $340,550 during the years ended December 31, 2012.  The balance due on these notes totaled $693,298 and $1,033,848 as of December 31, 2012 and 2011, respectively. Accrued interest on these notes was $131,585 and $86,303 as of December 31, 2012 and 2011, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the last two fiscal years ended December 31, 2011 and 2012, are set forth in the table below:

	Fiscal year	Fiscal year
	ended	ended
Fee Category	December 31, 2012	December 31, 2011

Audit fees (1)	$50,000	$50,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$50,000	$50,000

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	There were no tax fees incurred during the years ended December 31, 2012 and 2011.
(4)	There were no other fees incurred during the years ended December 31, 2012 and 2011.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by the principal accountant during the last two fiscal years and concluded that such services were compatible with maintaining the auditors’ independence.  All audit and non-audit services performed by our principal independent accountant are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

Consolidated Balance Sheets as of December 31, 2012 and 2011.
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2012 and 2011.
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Description

2.1
Exchange Agreement, dated as of July 23, 2010, by and among Radiant Oil & Gas, Inc, Jurasin Oil & Gas, Inc., and the shareholders of Jurasin.  Previously filed on Form 8-K dated November 8, 2010. Company agrees to furnish to the SEC, upon request, a copy of any omitted schedule.

2.2
Amendment No. 1 to Reorganization Agreement, effective July 31, 2010, by and among Radiant Oil & Gas, Inc., Jurasin Oil & Gas, Inc., and the JOG Shareholders.  Previously filed on Form 8-K dated August 16, 2010.

3.1	Amended Articles of Incorporation of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 16, 2010 as Exhibit 3.1).

3.2	By-Laws of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 16, 2010 as Exhibit 3.2)

10.1	First Lien Credit Agreement, dated October 4, 2013, by and among the Company, through its wholly subsdiary Radiant Acquisitions 1, LLC with various Lenders.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: January 22, 2014

RADIANT OIL & GAS, INC.

/s / John M. Jurasin
John M. Jurasin, Chief Executive Officer,
Principal Accounting Officer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of Radiant Oil & Gas, Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John M. Jurasin	Chief Executive Officer, Chief Financial Officer,	January 22, 2014
John M. Jurasin	Principal Accounting Officer and Chairman of the Board

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Radiant Oil & Gas, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Radiant Oil and Gas, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive losses, changes in stockholder’s deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiant Oil and Gas, Inc. and its subsidiaries at December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey LLP
www.malone-bailey.com
Houston, Texas
January 22, 2014

RADIANT OIL AND GAS, INC.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$162,330	$12,004
Other current assets	115,029	3,166
Due from related parties	366,277	359,528
TOTAL CURRENT ASSETS	643,636	374,698
PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation of $183,933 and $180,246, respectively	3,278	6,965
TOTAL PROPERTY AND EQUIPMENT	3,278	6,965
TOTAL ASSETS	$646,914	$381,663
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,353,160	$1,062,332
Cash advance on acquisition option	55,565	50,000
Notes payable	3,497,081	3,500,357
Convertible notes payable	142,500	142,500
Accrued interest	862,092	553,657
Due to other related parties	914,968	1,150,175
Derivative liabilities	455,348	277,013
TOTAL CURRENT LIABILITIES	7,280,714	6,736,034
Deferred gain	887,076	-
Asset retirement obligations	100,000	-
TOTAL LIABILITIES	8,267,790	6,736,034

Commitments and contingencies (Note 11)	50,000	50,000

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized, 11,847,813 and 11,439,813 shares issued and outstanding, respectively, as of December 31, 2012 and 2011	118,478	114,398
Additional paid-in capital	3,401,328	2,974,870
Accumulated deficit	(11,190,682)	(9,493,639)
TOTAL STOCKHOLDERS' DEFICIT	(7,670,876)	(6,404,371)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$646,914	$381,663

The accompanying footnotes are an integral part of these financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Operations

	Years Ended
	December 31,
	2012	2011

OPERATING EXPENSES:
Depreciation, depletion, and amortization	$3,687	2,942
Impairment of long-lived assets	100,000	1,373,906
General and administrative expense	1,369,628	1,489,779
TOTAL OPERATING EXPENSES	1,473,315	2,866,627

OPERATING LOSS	(1,473,315)	(2,866,627)

OTHER (INCOME) EXPENSE:
Loss (gain) on derivative liabilities	161,518	(185,726)
Other income	(250,000)	(15,800)
Interest expense	312,210	853,922
Total other (income) expenses	223,728	652,396

NET LOSS	$(1,697,043)	$(3,519,023)

LOSS PER SHARE - Basic and diluted	$(0.15)	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and diluted	11,630,436	11,249,355

The accompanying footnotes are an integral part of these financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Stockholders’ Deficit
For the years ended December 31, 2012 and 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2010	10,813,813	$108,138	$2,515,497	$(5,974,616)	$(3,350,981)

Common stock issued in connection with debt	475,000	4,750	232,750	-	237,500

Warrants issued for debt	-	-	99,102	-	99,102

Initial fair value of warrant derivatives	-	-	(214,507)	-	(214,507)

Common stock issued for settlement of accounts payable	13,000	130	12,870	-	13,000

Common stock issued for cash	88,000	880	32,120	-	33,000

Stock-based compensation	50,000	500	297,038	-	297,538

Net loss for the year	-	-	-	(3,519,023)	(3,519,023)

Balance at December 31, 2011	11,439,813	114,398	2,974,870	(9,493,639)	(6,404,371)

Common stock issued for cash	408,000	4,080	199,920	-	204,000

Stock-based compensation	-	-	226,538	-	226,538

Net loss for the year	-	-	-	(1,697,043)	(1,697,043)

Balance at December 31, 2012	11,847,813	$118,478	$3,401,328	$(11,190,682)	$(7,670,876)

The accompanying footnotes are an integral part of these financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,697,043)	$(3,519,023)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation, depletion & amortization	3,687	2,942
Impairment of long-lived assets	100,000	1,373,906
Amortization of deferred financing charges	2,594	70,581
Amortization of debt discount	-	458,161
Debt default provision penalty	-	47,500
Unrealized loss (gain) on derivative liabilities	161,518	(185,726)
Warrant issued for services	16,817	-
Stock-based compensation	226,538	247,538
Shares issued for services	-	50,000
Changes in operating assets and liabilities:
Decrease (increase) in receivables	-	17,371
Decrease (increase) in other current assets	(114,457)	8,164
Decrease (increase) in due from related parties	(6,749)	22,815
Increase in accounts payable and accrued expenses	604,828	803,558
Increase (decrease) in commitments and contingencies	-	50,000
Increase (decrease) in deferred income	887,076	-
Increase (decrease) in due to related party	8,045	(24,267)
Net cash provided by (used in) operating activities	192,854	(576,480)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,155)
Net cash provided by (used in) investing activities	-	(2,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	900	621,200
Payments on notes payable	(4,176)	(25,646)
Deferred financing costs	-	(62,675)
Proceeds from borrowings from related parties	103,401	22,002
Payments on borrowings from related parties	(346,653)	(79,695)
Proceeds from issuance of common stock	204,000	33,000
Cash advance on acquisition option	-	50,000
Net cash provided by (used in) financing activities	(42,528)	558,186
INCREASE (DECREASE) IN CASH	150,326	(20,449)
CASH, BEGINNING OF YEAR	12,004	32,453
CASH, END OF YEAR	$162,330	$12,004

RADIANT OIL AND GAS, INC.
Consolidated Statements of Cash Flows (continued)

	Years Ended
	December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR
Income taxes	$-	$-
Interest	$670	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in connection with debt - debt discount	$-	$237,500
Warrants issued in connection with debt - debt discount	$-	$99,102
Initial fair value of derivative warrants	$-	$214,507
Discount on convertible note due to derivative liability	$-	$16,706
Settlement of amounts due to related parties through assumption of notes payable	$-	$119,500
Shares issued for settlement of accounts payable	$-	$13,000
Payment of deferred finance fee from proceeds of debt	$-	$5,500
ARO assumed from wells drilled	$100,000	$-

The accompanying footnotes are an integral part of these financial statements

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 1 – General Organization and Business and Summary of Significant Accounting Policies

General Organization and Business

Radiant Oil and Gas, Inc. (“Radiant” or “the Company”) is an independent oil and gas exploration and production company that operates in the Gulf Coast region of the United States of America, specifically, onshore and the state waters of Louisiana, USA, and the federal waters offshore Texas in the Gulf of Mexico.

In August 2010, Jurasin Oil and Gas, Inc. (“JOG”) completed a reverse acquisition transaction (“Reorganization”) through an exchange agreement with the Company, whereby the Company acquired 100% of JOG’s issued and outstanding capital stock in exchange for 5,000,000 shares of the Company’s common stock.  The agreement provides for the issuance of up to an additional 1,000,000 shares of the Company’s common stock upon the satisfaction of certain performance conditions. Under the agreement for the performance of each of the following conditions (up to a maximum of four), the former JOG shareholders will receive 250,000 additional shares of common stock. As of December 31, 2010, two of the performance conditions have been met resulting in the issuance of 500,000 of these common shares. The performance conditions that were met were the nomination of the southern acreage for lease and the re-acquiring of the seismic permit on 1,000 net acres for Amber. The remaining performance conditions of permit on a well on the Coral; the re-acquiring State seismic permit covering open acreage in Bayou Teche, Grand Lake and Attakapas Wildlife Management Areas; re-acquire seismic permit on additional 1,000 acres on Amber lease; extend Apache Seismic Permit and Sub-Lease from September 2010; and execute seismic services contract for shooting of 3-D survey. As of December 31, 2012, none of these remaining conditions have been met and no additional shares have been issued arising from the performance of such conditions.

As a result of the reverse acquisition, JOG became the Company’s wholly-owned subsidiary and the former stockholders of JOG became the controlling stockholders of Radiant. The share exchange with Radiant was treated as a reverse acquisition, with JOG as the accounting acquirer and Radiant as the acquired party.

In March 2012 and June 2012, the Company entered into a joint venture agreement (“Shallow Oil Project”) with Grand Synergy Petroleum, LLC (Grand) and Black Gold Inc. (Black Gold). As a result of an agreement with Grand, two new Louisiana entities were formed, Charenton Oil Company, LLC (“Charenton”) on May 8, 2012 and Radiant Synergy Operating, LLC (“Synergy”) on June 28, 2012. Charenton is a wholly owned subsidiary of Radiant and Synergy is owned 50%/50% by Radiant and Grand.

Principles of Consolidation

The Company consolidates all its investments in which the Company has exclusive control. The accompanying financial statements include the accounts of Radiant, and the Company’s wholly owned subsidiaries, JOG, Rampant Lion Energy, LLC (“RLE”), Jurasin Oil and Gas Operating Company, Inc. (“JOGop”), and Charenton.

Equity investments in which the Company exercises significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting.

In accordance with established practices in the oil and gas industry, the Company’s consolidated financial statements include pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of Amber Energy LLC (“Amber”), in which the Company has an interest. The Company owned a 51% interest in Amber and 50% in Synergy as of December 31, 2012 and 2011.

All material intercompany balances and transactions have been eliminated in consolidation.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The Company’s estimates include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, impairment of oil properties, asset retirement obligations, and calculations related to derivative liabilities. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company and its subsidiaries maintain its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2012 and 2011, the amounts held in the banks did not exceed the insured limits.  The Company has not incurred losses related to these deposits and believes no significant concentration of credit risk exists with respect to these cash investments.

Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist of cash. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only with major financial institutions thereby minimizing exposure for deposits in excess of federally insured amounts. At December 31, 2012 and 2011 we had $0 held in banks in excess of federally insured limits. We believe that credit risk associated with cash is remote.

As of December 31, 2012 and 2011, respectively, we have placed approximately 79% and 80% of our debt with one entity, as described in more detail in Note 5 – Notes Payable.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are reflected at net realizable value. The Company establishes provisions for losses on accounts receivable if the Company determines that the Company will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. As of December 31, 2012 or 2011, the entire receivable balance was deemed uncollectible and was fully allowed for.

Deferred Financing Charges

Deferred finance charges consist of legal and other fees incurred in connection with the issuance of notes payable and are capitalized and shown in the consolidated balance sheets. These charges are being amortized using the effective interest method basis over the term of the related notes.  During the years ended December 31, 2012 and 2011, there was $2,594 and $70,581 of deferred financing cost amortization recorded.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset: furniture and fixtures - 7 years; vehicles - 5 years; computer equipment and software - 3 to 5 years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Oil and Natural Gas Properties

The Company accounts for its oil and natural gas producing activities using the full cost method of accounting, as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

Costs associated with unevaluated properties are capitalized as oil and natural gas properties, but are excluded from the amortization base during the evaluation period. When the Company determines whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization. The Company evaluates unevaluated properties for inclusion in the amortization base at least annually.  The Company assesses properties on an individual basis, or as a group, if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate that there would be impairment, or if proved reserves are assigned to a property, the cumulative costs incurred to date for such property are transferred to the amortizable base and are then subject to amortization.

Capitalized costs included in the amortization base are depleted using the units of production method based on proved reserves. Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

The Company includes its pro rata share of assets and proved reserves associated with an investment that is accounted for on a proportional consolidation basis with assets and proved reserves that the Company directly owns in the appropriate cost center. The Company calculates the depletion and net book value of the assets based on the cost center’s aggregated values. Accordingly, the ratio of production to reserves, depletion and impairment associated with a proportionally consolidated investment does not represent a pro rata share of the depletion, proved reserves, and impairment of the proportionally consolidated venture.

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

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

As of December 31, 2011, all of Radiant’s oil and gas leases have expired making the Company unable to continue developing these properties. As the Company was unable to extend or renew the leases, it determined that all of the oil & gas properties acquired prior to December 31, 2011 were impaired as of December 31, 2011. The Company recorded an impairment expense of $1,373,906 reflecting the entire book value of the oil & gas properties as of December 31, 2011. For more detail on impairment for each property, see Note 3 - Oil and Gas Properties. The impairment expense amount is net of the deferred gain of $313,159 that was outstanding as of December 31, 2010. Deferred gain was created by decrease in ownership in Amber in 2009, which had accumulated losses as the time. Decrease in accumulated loss resulted in the deferred gain that was to be recovered over 17 years, the useful life of Amber’s underlying oil and gas assets. As oil & gas assets of Amber were impaired, associated deferred gain was written off against impairment expense.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

In 2012, the Company acquired several leases for Shallow Oil project on the name of its subsidiary Charenton. The related costs were funded by Grand, the Company’s partners in Shallow Oil project and netted against funds received from Grand. As a result of drilling two wells on Shallow Oil property in late 2012, the Company recorded asset retirement obligation of $100,000 creating an asset and a liability of $100,000. Per a ceiling test conducted as of December 31, 2012, the Company determined that asset retirement asset of $100,000 was impaired because the wells were found uneconomical and scheduled to be plugged in early 2014. For more detail on Shallow Oil project, see Note 2 - Oil and Gas Properties

Asset Retirement Obligation

The Company records the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. The Company records an asset retirement obligation to reflect its legal obligations related to future plugging and abandonment of our oil and natural gas wells and gas gathering systems. The Company estimates the expected cash flow associated with the obligation and discounts the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment.  Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to non-operating income. For warrants and convertible derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The Company follows the “sales method” of accounting for oil and natural gas revenues, and recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There was no difference between basic and diluted loss per share for the years ended December 31, 2012 and 2011 due to the net loss during these years.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2 – Oil and Gas Properties

Project Descriptions – Abandoned / Impaired Oil & Gas Properties

Aquamarine

The Company owned interest in a lease located in the federal waters offshore Texas, which is referred to as the Aquamarine Project. This lease went off production in mid-2011 and was abandoned as of December 31, 2011. The capitalized costs related to this project totaled $234,634 as of December 31, 2011. These costs were expensed as part of impairment of oil & gas properties.

Ensminger

The Ensminger Project is located onshore in Louisiana, USA. Currently, there are no producing wells in this area.
In 2010, the Company had a minority interest in a well drilled in this prospect. The well was temporarily abandoned in a manner that would allow re-entry at a later date. The lease was abandoned in 2011 and agreements with participants in this prospect area expired in mid-2012. The capitalized costs related to this project totaled $1,430,307 as of December 31, 2011. These costs were expensed as part of impairment of oil & gas properties.

During 2013, the Company has acquired a lease for materially the same area covering this prospect (approximately 634 acres). The Company controls 100% of the working interest in this prospect. The plan is to re-enter the well that was abandoned in 2011 and twin by–passed pay in the well drilled in 2004 that is located in a nearby reservoir.

Coral/Ruby/Diamond

All leases related to these properties expired undrilled in 2011. The capitalized costs related to this project totaled $22,124 as of December 31, 2011. These costs were expensed as part of impairment of oil & gas properties.

In December 2013, the Company was a high bidder on two Louisiana State Waters leases totaling approximately 1,405 acres. Radiant controls 100% of the working interest.

Project Descriptions – Existing Oil & Gas Properties

Shallow Oil - Black Gold

On March 1, 2012, the Company entered into a project agreement (the “Shallow Oil Phase 1 Agreement”) with Black Gold, Inc. (“Black Gold”) for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 1 Lease”).  According to this agreement, Radiant had to acquire related leases, provide drilling services and had a carried interest in drilled wells. The cost of acquiring leases was paid by Black Gold.  Black Gold paid $150,000 ("Initial Project Costs") to the Company in March 2012 for acreage acquisition, brokerage and other costs to secure acreage.  Black Gold was to participate in the drilling of up to five more wells (the "Phase 1 Initial Wells") and agreed to pre-fund $1,500,000 (the "Phase 1 Initial Drilling Commitment") to the Company within 10 days of the issuance of either a Phase 1 or Phase 2 well. Black Gold did not fund its Phase 1 Initial Drilling Commitment and no drilling commenced. In accordance with the Shallow Oil Phase 1 Agreement, the Company issued to Black Gold 150,000 shares of its common stock at $.50 per share.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On June 1, 2012, the Company entered into another project agreement (the “Shallow Oil Phase 2 Agreement”) with Black Gold, for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 2 Lease”).  According to this agreement, Radiant had to acquire related leases, provide drilling services and had a carried interest in drilled wells. The cost of acquiring leases was paid by Black Gold.  Black Gold paid $250,000 ("Phase 2 Initial Project Costs") to the Company in May 2012 for acreage acquisition, brokerage and other costs to secure acreage.  Black Gold was to participate in the drilling of up to five more wells (the "Phase 2 Initial Wells") and agreed to pre-fund $1,450,000 (the "Phase 2 Initial Drilling Commitment") to the Company within 45 days of issuance of the Phase 1 Initial Drilling Commitment.  Black Gold did not fund its Phase 1 Initial Drilling Commitment and no drilling commenced. In accordance with the Shallow Oil Phase 2 Agreement, the Company issued to Black Gold 250,000 shares of its common stock at $.50 per share.

The Company and Black Gold agreed to each retain a 50% working interest share in the Phase 1 and 2 Leases.  As of December 31, 2012, $200,000 of the amount received from Black Gold is shown as deferred gain in the consolidated balance sheet. This amount was recorded as deferred gain due to the fact that Black Gold did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties.

Shallow Oil - Grand Synergy

Effective June 1, 2012, the Company entered into a project agreement (the “Shallow Oil Phase 3 and 4 Agreement”) with Grand Synergy Petroleum, LLC (“Grand”) for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 3 and 4 Leases”).  As a result of this agreement, two new Louisiana entities were formed, Charenton Oil Company, LLC (“Charenton”) on May 8, 2012 and Radiant Synergy Operating, LLC (“Synergy”) on June 28, 2012. Charenton is a wholly owned subsidiary of Radiant and Synergy is owned 50%/50% by Radiant and Grand. According to this agreement, Radiant had to acquire related leases, provide drilling services and had a carried interest in drilled wells. Grand agreed to fund an initial project costs payment of $250,000.  This was a non-refundable prospect fee covering previously incurred G&G analysis and other costs. Grand additionally agreed to fund up to $300,000 ("Phase 3 & 4 Initial Project Costs") for the acquisition of up to 1,000 acres in the purchase area of working interest rights and title. These expenditures were limited to third party expenses. The leases were acquired in the name of Charenton. Currently all lease acreage is still in the name of Charenton and no lease assignments have been made. Grand additionally committed to fund $3,000,000 (the "Phase 3 and 4 Initial Drilling Commitment”) to pay for drilling of as many wells (expected to be ten wells) as can be drilled from such funds. Grand agreed to carry Radiant for its 20% interest to the tanks in the wells. Grand has fulfilled its commitment as it relates to payment of prospect fee of $250,000 and initial project costs of $300,000. However, only $1,000,000 of initial drilling commitment was funded by Grand on November 2012.

A prospect fee of $250,000 received from Grand in June 2012 is recorded as Other Income on the Income Statement for the year ended December 31, 2012. An initial project cost of $300,000 received from Grand in July 2012 and an initial drilling commitment of $1,000,000 received from Grand in November 2012 are recorded net of related costs of $612,924 as deferred gain in the consolidated balance sheet as of December 31, 2012. This amount was recorded as deferred gain due to the fact that Grand Synergy did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties.

Note 3 – Notes Payable

Notes payable as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Senior credit facility (AE)	$2,032,188	$2,032,188
Senior credit facility (RLE)	818,309	818,309
Fermo Jaeckle note	475,000	475,000
Debentures (JTBOF)	150,000	150,000
Line of Credit (Capital one Bank)	21,584	24,860
Total notes payable	3,497,081	3,500,357
Less: current portion	(3,497,081)	(3,500,357)
Long-term portion	-	-

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Senior Credit Facility of Amber (“Amber Credit Facility”)

In October 2007, Amber entered into the Amber Credit Facility with Macquarie Bank Limited (“MBL”) for up to $10 million, originally maturing on September 9, 2009. The note was collateralized by substantially all assets of Amber. The agreement provided that Macquarie Americas Corp. (“MAC”), an affiliate of MBL, would receive up to 49% of Amber, 25% at the inception of the note and an additional 24% on October 9, 2009 if the balance on the note exceeded $1.5 million. The Company contributed certain lease interests to Amber. Amber’s company agreement provides for board representation for MBL and joint consent is required for certain transactions. Because of the shared control of Amber, the Company proportionately consolidates Amber.  The consolidated financial statements include the Company’s pro-rata 51% share of assets, liabilities, income and lease operating and general and administrative costs and expenses of Amber.

In April 2008, the note was modified to accommodate the Company’s contribution of the Ensminger project to Amber.  Modifications included increasing the threshold for the step up of MBL’s equity interest to 49% from $1.5 million to $2 million, reclassifying tranches available within the facility, and extending the maturity date to March 20, 2011. The borrowing capacity of the facility was unchanged.

In February 2010, the Company entered into a supplementary agreement with MBL under which, a partial release of mortgage in certain assets was affected in order to facilitate the sub-lease of a portion of our working interest in the Ensminger project; the bulk of the proceeds of the sub-lease are committed to repayment of principal and interest on the note.

On March 20, 2011, the Company and MBL entered into a Second Amendment to the Credit Agreement (Amber 2nd Credit Agreement Amendment), which extended the maturity date to September 9, 2011. See below for further discussion of the amendments since the Reorganization to date.

As of December 31, 2012 and 2011, the Company had the outstanding balance on its Amber Credit Facility of $2,032,188. The Amber Credit Facility contained restrictive financial covenants. In 2010 and through the amendment of the credit facility, the Company was not in compliance with certain of the financial covenants contained within the credit facility. As a result, outstanding balance of the Amber Credit Facility was in default as of December 31, 2011 and 2012. For the years ended December 31, 2012 and 2011, the Company recognized interest expense on the Amber Credit Facility of $67,147 and $66,963, respectively.

Senior Credit Facility of RLE (“RLE Credit Facility”)

In September 2006, RLE entered into the RLE Credit Facility with MBL for up to $25 million, originally maturing on September 9, 2009. The note was collateralized by substantially all of the assets of RLE. In addition, the Company pledged its ownership interest in RLE and executed a parent company guarantee to pay up to $500,000 of the outstanding indebtedness as additional security.  On March 20, 2011, the Company and MBL entered into a Fourth Amendment to the Credit Agreement (RLE 4th Credit Agreement Amendment), which extended the maturity date to September 9, 2011.  The outstanding balance of the RLE Credit Facility is currently in default.  See below for further discussion on the amendments since the Reorganization to date.

As of December 31, 2012 and 2011, the Company had an outstanding balance on its RLE Credit Facility of $818,309.  Accrued interest related to this credit facility amounted to $240,472 and $128,059 as of December 31, 2012 and 2011, respectively. The RLE Credit Facility contained restrictive financial covenants. In 2010 and through the amendment of the credit facility, the Company was not in compliance with certain of the financial covenants contained within the credit facility. Interest is accrued at the default interest rate of 11.25% during 2012 and 2011.  During the years ended December 31, 2012 and 2011, the Company recognized interest expense on the RLE Credit Facility of $146,168 and $101,167, respectively.

Amendments to the RLE Credit Facility and Amber Credit Facility (collectively, “Credit Facilities”)

Beginning at the closing of the Reorganization in August 2010 through to date, the Company has entered into a series of amendments to our Credit Facilities under which:

-
The maturity date of the Credit Facilities was extended to September 9, 2011, with minimum monthly amortization payments suspended until the maturity date. This was the last extension granted by the lender. The facility is currently in default;

-	All prior defaults or events of default prior to the modification of the Credit Facilities were waived;

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

-	The RLE Credit Facility was amended to eliminate any financial ratios or production covenants that would put the Company into default on the notes;

-
Interest on the Amber Credit Facility outstanding loans had been accrued at a fixed rate based on the prime rate at the time the Company borrowed the funds and upon default, at the default rate. In the loan modification, prior interest due was stipulated to be $361,221 ($184,223 net to our proportionate share) as of July 28, 2010 resulting in a gain on forgiveness of interest in the amount of $521,733 ($266,084 net to our proportionate share);

-
The Company agreed to make monthly interest payments at prime rate plus 8% on the RLE Credit Facility and made principal reduction payments on the Credit Facilities of $100,000 on each of August 5, 2010, August 20, 2010 and September 20, 2010. The Company made a payment of $250,000 on November 15, 2010.  The Company shall also pay amounts equal to any proceeds from the sale of collateral, any insurance proceeds received and1/6th of the gross proceeds of any subsequent equity raised;

-
The Company cross-collateralized the RLE and Amber Credit Facilities, and Amber and RLE each executed an unconditional guarantee of payment of the obligations under both Credit Facilities;  Radiant executed a limited guarantee of payment of up to $500,000 for the obligations under both Credit Facilities;

-
MBL has agreed to convert $1 million of the Amber Credit Facility into shares of Radiant common stock at a conversion price of $2.00 per share (subject to downward adjustment depending upon pricing of subsequent Company’s equity financings), provided that upon such conversion there is (i) no event of default in the Credit Facilities and (ii) the Company has repaid $900,000 of aggregate principal and interest payments on the Credit Facility after April 7, 2011. The Company’s consolidated financial statements include our pro-rata share of the liabilities of Amber so that if MBL converts $1 million of debt into equity in increment of $500,000, it is only expected to reduce the debt on our consolidated financials by our 51% ownership interest for a total of $510,000; None of the conditions for conversion was met during years ended December 31, 2012 and 2011 and therefore this credit facility was not converted into common stock. As the right to convert rests with management of the Company, this facility is not considered convertible as of December 31, 2012 and 2011.

-
MBL agreed to re-convey to JOG all interests in real property and membership interests conveyed to its affiliate, Macquarie Americas Corp (“MAC”), in connection with the Amber Credit Facility, provided that all obligations under the Amber Credit Facility, RLE Credit Facility, and all letters of credit shall have been paid in cash prior to maturity of September 9, 2011. As the letters of credit were not paid by the Company, the re-conveyance did not take place in the years ended December 31, 2011 and 2012 nor subsequently until the date of issuance of this report.

Fermo Jaeckle  Note

In February 2011, the Company issued a convertible promissory note to Fermo Jaeckle (“10% Convertible Note”) in the principal amount of $475,000.  Additionally, the Company issued to Mr. Jaeckle 475,000 shares of its common stock.  The note bears interest at 10% per annum and matured on July 31, 2011.  At the holder’s option, the note may be converted into the Company’s Series A convertible redeemable preferred stock at a conversion price of $30 per share. The conversion right ended at maturity. This note was not converted prior to maturity on July 31, 2011 and therefore is not considered convertible as of December 31, 2011 and 2012. As of December 31, 2012 and 2011, the Company had an outstanding balance on this note of $475,000.

The Company determined the fair value of the common stock issued to be $237,500, and that no beneficial conversion feature exists.  This amount was recorded as a discount upon issuance of the 10% Convertible Note, and the discount was amortized over the term of the note.  During the years ended December 31, 2012 and 2011, the Company recognized interest expense arising from the discount amortization of $-0- and $237,500, respectively.  As of December 31, 2012 and 2011, the discount has been fully amortized.

JTBOF 12% Debentures

In May 2011, the Company issued convertible promissory notes to John Thomas Bridge & Opportunity Fund L.P. (“JTBOF”) and John Thomas Bridge & Opportunity Fund II, L.P. (“JTBOF II) (collectively, the “JTBOF 12% Debentures”) in the principal amount of $75,000 each.  Additionally, the Company issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II (see Note 9 for further discussion).  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.  Upon the issuance of Asher convertible notes and as a consequence of its floating rate feature, the warrants became tainted and had to be considered a derivative liability (see Note 5 – Derivative Liabilities for more detail).

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Of the amount loaned under the JTBOF 12% Debentures, $77,000 represents the settlement of amounts due to a related party and $37,500 represents the settlement of accounts payable, and were deducted from the proceeds under the JTBOF 12% Debentures.

The notes bear interest at 12% per annum and were both due on December 31, 2011. As of December 31, 2012 and 2011, the Company had an outstanding balance on these notes of $150,000.

John Thomas Bridge & Opportunity Fund (“JTBOF”) is a significant stockholder - See Note 9 for related party discussions.

Line of Credit

The Company has a line of credit from the Capital One Bank for up to $25,000 that carries a 7% interest rate.  As of December 31, 2012 and 2011, the outstanding balance on the line of credit was $21,584 and $24,860, respectively.

Convertible Debt

Convertible notes payable as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Asher convertible note 1	$90,000	$90,000
Asher convertible note 1	52,500	52,500
Unamortized discount	-	-
Total convertible notes payable	142,500	142,500
Less: current portion	(142,500)	(142,500)
Long-term portion	-	-

Asher Convertible Notes

On June 27, 2011 and July 2011, the Company issued convertible promissory notes to Asher Enterpises Inc. (“Asher Convertible Notes”), in which Asher loaned $60,000 (“Asher Note # 1”) and $35,000 (“Asher Note # 2), respectively, at 8% interest, both convertible into Company’s common stock. The loans are convertible after 180 days from the date of issuance and until the later of maturity date or the date of payment of default amount. The conversion price equals to 61% of the average of the lowest 3 trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Because of this floating rate feature, these notes are considered a derivative liability – see Note 5 for more detail.

The notes are unsecured and originally matured on March 29, 2012 and April 26, 2012, respectively. Both notes defaulted on November 16, 2011.  According to provisions of the credit agreement, in case of a default, the principal of the notes increases 150%. As such, the total principal of the notes increased from $95,000 to $142,500 as of December 31, 2011 and 2012. Accrued interest was $33,014 and $6,678 for the years ended December 31, 2012 and 2011, respectively.

Note 4 – Derivative Liabilities

Agent Warrants

In November 2010, John Thomas Financial, Inc. (“JTF”) received warrants to purchase 121,500 shares of the Company’s common stock at an exercise price of $1.05. The warrants were given as an additional compensation for placing an offering of the common stock. The warrants had a contractual term of 5 years and vested immediately. The warrants had an exercise price reset provision clause that triggered derivative accounting under ASC 815.  The fair value of these warrants was calculated as $60,663 and $45,800 at the balance sheet dates of December 31, 2012 and 2011, respectively.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Tainted Warrants

In May 2011, the Company issued convertible promissory notes to JTBOF and JTBOF II in the principal amount of $75,000 each (see more detail in Note 3 – Debt).  Additionally, the Company issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II (see Note 8 for further discussion).  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.  These warrants were initially valued using Black Scholes model and the Company recorded the relative fair value of $99,102 as debt discount upon issuance.

Below were the assumption used in the Black Scholes model:

Estimated market value of common stock on measurement date	$			0.38
Exercise price		$2.5	-	4.00
Risk free interest rate (1)		0.58%	-	1.42%
Expected dividend yield				0%
Expected volatility (2)		199%	-	289%
Expected exercise term in years		2.0	-	4.0

Upon the issuance of Asher convertible notes in June, 2011 and as a consequence of its floating rate feature, these warrants and other existing warrants that were previously classified as equity have become tainted and considered a derivative liability. The fair value of these warrants was calculated using Lattice option pricing model as $304,186 and $214,507 at the balance sheet dates of December 31, 2012 and 2011, respectively.

The fair value of derivative warrant instruments at inception has been estimated on the exercisable dates of Asher convertible notes using the Lattice option pricing model, under the following assumptions:

Common stock issuable upon exercise of warrants				633,750
Estimated market value of common stock on measurement date	$			0.38
Exercise price		$0.12	-	4.00
Risk free interest rate (1)		0.21%	-	0.58%
Expected dividend yield				0%
Expected volatility (2)		199%	-	289%
Expected exercise term in years		1.41	-	3.892

(1)  The risk-free interest rate was determined by management using the Treasury bill yield as of the grant dates.

(2)  The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant derivative liabilities as of balance sheet dates at December 31, 2012 and 2011, respectively:

	December 31,			December 31,
	2012			2011
Common stock issuable upon exercise of warrants			633,750			600,000
Estimated market value of common stock on measurement date	$1		0.50	$1		0.38
Exercise price	$0.12	-	4.00	$1.00	-	4.00
Risk free interest rate (1)	0.11	-	0.36%	0.21	-	0.58%
Expected dividend yield			0%			0%
Expected volatility (2)	309	-	445%	199	-	298%
Expected exercise term in years	0.38	-	2.87	1.39	-	3.87

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

(1)  The risk-free interest rate was determined by management using the Treasury bill yield as of December 31, 2012 and of December 27, 2011.

(2)  The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

Asher Convertible Notes

The Asher Convertible Notes are convertible at 61% of the average lowest three-day trading price of common stock during the during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company analyzed these conversion options under ASC 815, and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options.

The derivative liability had an initial fair value of $10,551 for Asher Note # 1 and $6,155 for Asher Note # 2 in 2011.   As a result, a discount of $10,551 and a derivative liability of $10,551 were recorded for Asher Note # 1, and a discount of $6,155 and a derivative liability of $6,155 were recorded for Asher Note # 2.  As of December 31, 2012 and 2011, the fair value of the derivatives was $90,499 and $16,706, respectively. As of December 31, 2012 and 2011, the discount on the Asher Convertible Notes has been fully amortized.

The fair value of derivative liabilities related to the conversion options of the Asher Convertible Notes at inception has been estimated on the issuance dates of Asher Convertible Notes using the Lattice option pricing model, under the following assumptions:

	Asher	Asher
	Note # 1	Note # 2
Estimated common stock issuable upon conversion	84,309	49,180
Estimated market value of common stock on measurement date	$0.38	$0.38
Estimated exercise price	$1.07	$1.07
Risk free interest rate (1)	0.06%	0.07%
Expected dividend yield	0%	0%
Expected volatility (2)	199%	199%
Expected exercise term in years	0.25	0.26

(1)  The risk-free interest rate was determined by management using the six months Treasury bill yield as of the issuance dates.

(2)  The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

The fair value of derivative liabilities related to the conversion options of the Asher Convertible Notes at inception has been estimated as of December 31, 2012 using the Lattice option pricing model, under the following assumptions:

	Asher	Asher
	Note # 1	Note # 2
Estimated common stock issuable upon conversion	139,629	81,450
Estimated market value of common stock on measurement date	$0.50	$0.50
Estimated exercise price	$0.64	$0.64
Risk free interest rate (1)	0.02%	0.02%
Expected dividend yield	0%	0%
Expected volatility (2)	309%	309%
Expected exercise term in years	0.00	0.00

(3)  The risk-free interest rate was determined by management using the one month Treasury bill yield as of the issuance dates.

(4)  The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The following tables set forth the changes in the fair value measurements of our Level 3 derivative liabilities during the years ended December 31, 2011 and 2012:

			Increase
			(Decrease) in
		Activity	Fair Value of
	December 31,	during the	Derivative	December 31,
	2010	year	Liability	2011
Derivative liability - agent warrants	$119,465	$-	$(73,665)	$45,800
Derivative liability - tainted warrants	-	214,507	-	214,507
Derivative liability - convertible debt	112,061	16,706	(112,061)	16,706
	$231,526	$231,213	$(185,726)	$277,013

			Increase
			(Decrease) in
		Activity	Fair Value of
	December 31,	during the	Derivative	December 31,
	2011	year	Liability	2012
Derivative liability – agent warrants	$45,800	$-	$14,863	$60,663
Derivative liability - tainted warrants	214,507	16,817	72,862	304,186
Derivative liability - convertible debt	16,706	-	73,793	90,499
	$277,013	$16,817	$161,518	$455,348

Note 5 – Fair Value Measurements

The Company measures fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Derivative liability – agent warrants	$-	$-	$60,663	$60,663
Derivative liability - tainted warrants	-	-	304,186	304,186
Derivative liability - convertible debt	-	-	90,499	90,499
Total	$-	$-	$455,348	$455,348

	Fair Value Measurements at December 31, 2011
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Derivative liability – agent warrants	$-	$-	$45,800	$45,800
Derivative liability - tainted warrants	-	-	214,507	214,507
Derivative liability - convertible debt	-	-	16,706	16,706
Total	$-	$-	$277,013	$277,013

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31,
	2012	2011
Beginning balance	$(277,013)	$(231,526)
Total (loss) gains	(161,518)	185,726
Settlements	-	-
Additions	(16,817)	(231,213)
Transfers	-	-
Ending balance	$(455,348)	$(277,013)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of December 31, 2012 and 2011	$(161,518)	$185,726

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 6 – Cash advance on acquisition option

In June 2011 Radiant entered into a purchase and sale agreement with Blacksands Petroleum (“Blacksands”) whereby Radiant granted Blacksands 20% of the interests in certain oil & gas properties. In partial consideration for this agreement, Blacksands delivered to Radiant a refundable deposit of $50,000. Due to various matters, Radiant elected not to pursue this transaction. On November 12, 2012, Blacksands filed a lawsuit against Radiant for breach of contract. In December 2012, Blacksands obtained a judgment against Radiant in the amount of $55,565 included $50,000 of original payment, $3,750 of attorney fees and $1,815 of judgment interest. The Company recorded a liability of $55,565 and $50,000 of its balances sheets as of December 31, 2012 and 2011 respectively.

Note 7 – Asset Retirement Obligation

The following table reflects the changes in the asset retirement obligation (“ARO”) during years ended December 31, 2011 and 2012:

Amount
Asset retirement obligation as of December 31, 2010	$97,512
Additions	-
Current year revision to previous estimates	-
Reversal of ARO balance	(97,512)
Current year accretion	-
Asset retirement obligation as of December 31, 2011	$-
Additions	100,000
Current period revision to previous estimates	-
Current period accretion	-
Asset retirement obligation as of December 31, 2012	$100,000

As of December 31, 2011, all of Radiant’s oil and gas leases have expired making the Company unable to continue developing these properties. As a consequence of losing these leases, the Company is no longer responsible for plugging and abandoning of the related properties. The Company has written off its ARO liability during the year ended December 31, 2011.

In 2012, the Company acquired several leases for Shallow Oil project and two wells were drilled in the area (for more detail on Shallow Oil project, see Note 3 - Oil and Gas Properties). Based on extensive experience in this area, the Company’s reserve engineering staff estimated an amount of ARO for each well to be $50,000. The Company is planning to plug these wells in early 2014. Because of such short life of these wells, no present value calculations were applied in order to estimate ARO liability.

Note 8 – Stockholders’ Deficit

As of December 31, 2012 and 2011, there were 11,847,813 and 11,439,813 shares, respectively, of common shares issued and outstanding.

Common Stock issued in connection with issuance of Fermo Jaeckle note

In February 2011, the Company issued 475,000 shares to Fermo Jaeckle in connection with the 10% Note amounting to $237,500.  See Note 4 for further discussion.

Common Stock issued for settlement of accounts payable

During July 2011, the Company issued 13,000 shares of its common stock in settlement of a vendor liability. The Company determined the fair value of the stock issued be $1.00 per share based on the common stock fair value on the date of issuance.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Common Stock issued for services

During September 2011, in accordance with a Director’s Agreement, the Company issued 50,000 shares of common stock to a director in compensation for services. The Company determined the fair value of the stock issued be $1.00 per share based on the common stock fair value on the date of issuance.

Sale of Common Stock

In November 2011, the Company received proceeds from the sale of 88,000 shares of common stock for cash for a total consideration of $33,000.  The corresponding shares were issued in August 2012.

In March 2012, the Company received proceeds from the sale of 158,000 shares of common stock for cash for a total consideration of $79,000.  150,000 of these shares relates to a Shallow Oil Project Agreement entered into by the Company in March 2012 (see Note 3).  The corresponding shares of common stock were issued in August 2012.

In June, 2012, the Company entered into another phase of Shallow Oil Project Agreement whereby the Company issued 250,000 shares of its common stock for cash at $.50 per share (see Note 3).

2010 Equity Incentive Plan

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) provides for the grant of incentive stock options and stock warrants to employees, directors and consultants of the Company. The 2010 Plan provides for the issuance of both non-statutory and incentive stock options and other awards to acquire, in the aggregate, up to 3,000,000 shares of the Company’s common stock.

Stock Options

Stock option activity summary covering options granted to the Company’s employees and consultants is presented in the table below:

			Weighted-average
			Remaining	Aggregate
	Number of	Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2010	740,622	$1.00	9.60	$-
Granted	-	-	-
Exercised	-	-	-	-
Forfeited	(46,500)	1.00	-	-
Outstanding at December 31, 2011	694,122	1.00	8.60	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2012	694,122	$1.00	7.60	$-

Of the above employee options outstanding, 493,747 and 246,875 are vested and exercisable at December 31, 2012 and December 31, 2011, respectively.   During the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of approximately $226,538 and $247,538, respectively, related to stock options.  As December 31, 2012 and 2011, there was approximately $143,396 and $389,219, respectively, of total unrecognized compensation cost related to non-vested stock options.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Warrants

A summary of information regarding common stock warrants outstanding is as follows:

			Weighted-average
			Remaining	Aggregate
	Number of	Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2010	421,500	$1.01	2.55	$-
Issued	300,000	3.17	-	-
Exercised	-	-	-
Outstanding at December 31, 2011	721,500	1.91	2.71	-
Issued	33,750	0.12	-
Exercised	-	-	-
Outstanding at December 31, 2012	755,250	$1.83	1.76	$-

In May 2011, the Company issued the JTBOF 12% Debentures in the amounting to $150,000.  Additionally, the Company issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II (see Note 4 for further discussion).  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.

On February 1, 2012, in accordance with a consulting agreement, the Company issued warrants to a third party to purchase 33,750 shares of common stock at an exercise price of approximately $0.12.  The warrants are exercisable at upon the completion on the services to be provided by the third party.  The fair value of the warrants granted was estimated at the date of the grant using the lattice options pricing model.  During the year ended December 31, 2012, the Company recognized expense of $16,817. The following are the assumptions were used in the pricing model:

Common stock issuable upon exercise of warrants	33,750
Estimated market value of common stock on measurement date	$0.50
Exercise price	$0.12
Risk free interest rate (1)	.52%
Expected dividend yield	0%
Expected volatility (2)	352%
Expected exercise term in years	3.70

(1)  The risk-free interest rate was determined by management using the 3-year Treasury Bill yield as of the grant dates.

(2)  The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 9 – Related Party Transactions

Related parties include (i) MAC, the owner of 49% equity interest in Amber, (ii) John Jurasin, the Company’s CEO and formerly the sole stockholder of JOG, (iii) JTBOF, David R. Strawn, and David M. Klausmeyer, the Company’s stockholders, and (iv) Robert M. Gray, the Company’s director and former employee, and Timothy N. McCauley, the Company’s former officer. Transactions involving related parties as of and during the years ended December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Due from related Parties:
MBL	$358,232	$358,220
John Jurasin	6,033	1,308
Other	2,012	-
	$366,277	$359,528

Due to related Parties:
John Jurasin	$839,976	$1,075,183
Gray	50,606	50,606
Klausmeyer	12,193	12,193
Strawn	12,193	12,193
	$914,968	$1,150,175

MAC

Amber is partially owned by MAC, an affiliate of the Company’s lender, MBL, and Radiant uses the proportionate consolidation method to consolidate Amber. JOG, Radiant’s wholly owned subsidiary, pays for goods and services on behalf of Amber and passes those charges on to Amber through intercompany billings. Periodically, Amber will reimburse JOG for these expenses, or potentially pays for goods and services on behalf of JOG. These transactions are recorded as a due to/from Amber in JOG’s records and as a due to/from JOG in Amber’s records. Due to the fact that Radiant only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the due from Amber related to the other interest owner does not eliminate and is carried as a due from Amber until the balance is settled through a cash payment. Due from related party was $358,232 and $358,220 as of December 31, 2012 and 2011, respectively.

John Jurasin

Effective March 2010, the Company assigned certain legacy overriding royalty interests (“ORRI”) in various projects, including the Baldwin AMI, the Coral, Ruby and Diamond Project, the Aquamarine Project, and the Ensminger Project to a related party entity owned by John M. Jurasin.  The Company retained its working interests in these projects.  Additionally, the Company assigned its working interest in a project, Charenton, to the related party entity. We did not receive any proceeds for the conveyances and the interests assigned had a historical cost basis of $0.

During the years ended December 31, 2011 and 2012 John Jurasin advanced the Company various amounts in order to pay operating expenses, with no formal repayment terms. The total balance due on these advances was $146,678 and $41,335 as of December 31, 2012 and 2011.

Additionally, two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries Amber and RLE to fund operations.  Interest is accrued at a rate of 4% per year.  The first note of $884,000, issued on August 5, 2010, matures upon the earlier of (i) May 31, 2013 or (ii) the date on which the Company closes any equity financing in which the Company receives gross proceeds of at least $10 million. The additional note for $165,000, issued on October 12, 2010, is due and payable on demand at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facilities (Note 4). The Company made partial repayments on these notes of $15,152 during the year ended December 31, 2010 and $340,550 during the years ended December 31, 2012.  The balance due on these notes totaled $693,298 and $1,033,848 as of December 31, 2012 and 2011, respectively. Accrued interest on these notes was $131,585 and $86,303 as of December 31, 2012 and 2011, respectively.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

David R. Strawn and David M. Klausmeyer

Mr. Strawn and Mr. Klausmeyer, shareholders of the Company, each loaned the Company total of $12,193 between March 2002 and June 2005. The notes accrue interest at 8% per annum. The total accrued interest was $31,424 and $27,470 as of December 31, 2012 and 2011, respectively.

Robert M. Gray and Timothy N. McCauley

Mr. Gray, a director of the Company and employee until March 2011, and Mr. McCauley, vice president of the Company until December 2011, were owed $26,042 and $24,167 in salaries at December 31, 2012 and 2011, respectively.  These balances are included in accounts payable and accrued expenses.  Additionally, at December 31, 2012 and 2011, Mr. Gray was owed $50,606, included in due to related parties, for consulting services rendered prior to becoming an employee of Radiant.

Note 10 – Income Taxes

As of December 31, 2012, we had approximately $8,251,999of U.S. federal and state net operating loss carry-forward available to offset future taxable income, which begins expiring in 2022, if not utilized.

The Company’s deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

The Components of the income tax provision are as follows:

	For the year ended December 31,
	2012	2011
Current
Federal	-	-
State	-	-
Total current

Deferred
Federal	39,202	(136,185)
State	4,612	(16,022)
	43,814	(152,207)
Change in valuation allowance	(43,814)	152,207
Total deferred	-	-
Income tax expense	-	-

Components of deferred tax assets as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Net operating loss -Federal	$2,178,983	$2,218,185
Net operating loss –State	73,729	78,341
Contingent liabilities	17,000	17,000
Valuation allowance for deferred tax assets	(2,269,712)	(2,313,526)
Net deferred tax assets	$—	$—

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

	December 31,
	2012	2011
Tax provision at statutory	34%	34%
State taxes	4%	4%
Permanent Difference	(6)%	(7)%
Change in Valuation allowance	(32)%	(31)%
Effective tax rate	—%	—%

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  The Company has no positions for which it is reasonable that the total amounts of unrecognized tax benefits at December 31, 2012 and 2011 will significantly increase or decrease within 12 months.  Therefore, the deferred tax asset resulting from net operating loss carry forwards has been fully reserved by a valuation allowance.

Generally, the Company’s income tax years 2009 through 2012 remain open and subject to examination by Federal tax authorities or the tax authorities in Louisiana and Texas which are the jurisdictions where the Company has its principal operations. In certain jurisdictions, The Company operates through more than one legal entity, each of which may have different open years subject to examination. No material amounts of the unrecognized income tax benefits have been identified to date that would impact the Company’s effective income tax rate.

Note 11 – Commitments and Contingencies

Contingencies

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on our best estimate of the potential loss. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, the Company’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on its consolidated operating results, financial position or cash flows.

Radiant, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks.

Commitments

In connection with our Reorganization in August 2010, the Company entered into the following agreements:

-
An employment agreement with Mr. Jurasin, who will continue as President and Chief Executive Officer of the surviving entity, under which he will receive $200,000 per year as base salary. The base salary will increase to $250,000 after $10 million in debt or equity funding is raised and $300,000 after the Company becomes cash flow positive;

-
Employment agreements and a consulting agreement under which the Company was obligated to pay approximately $549,000 for each of the first, second year, and third years after the closing of the Reorganization agreement.  One of the employees covered by the employment agreement resigned in March 2011 and two other employees resigned in December 2011. Although, no lawsuit was filed, the Company accrued $50,000 as a possible settlement.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

-
Employment and consulting agreements that provide for contingent payments of a total of $35,000 if the Company raises $3.6 million in equity or debt funding and a payment of $25,000 if the Company raises an additional $3 million in equity or debt funding.  The employee covered by the employment agreement resigned in December 2011.

The Company currently leases office space in Houston, Texas. The Company’s office lease expired on September 30, 2012 and is currently paid on month to month basis. Lease expense for the years ended December 31, 2012 and 2011 was $45,869 and $75,011, respectively.

Note 12 – Subsequent Events

In January & February 2013, the Company received $90,000 from Black Gold in accordance with the Shallow Oil agreement, in which $45,000 was for the sale of common stock (see Note 2 - Oil & Gas Properties). In accordance with provisions of Shallow Oil agreement, the Company issued 90,000 shares of its stock to Black Gold at a price of $0.50 per share.

In February 2013, the Company received $100,000 from a third party investor for the sale of 86,956 shares of common stock at a price of $1.15 per share and warrants to purchase additional 96,956 shares of common stock at a price of $1.16. Warrants expire on February 21, 2016.

In August 2013, the Company has entered into a Bridge Loan Agreement with various individuals whereby the Company borrowed $600,000 at an annual interest rate of 12% accruing until maturity. The final maturity is 12 months from the date of the receipt of cash proceeds in the aggregate amount of $3,000,000 or greater from subsequent financings. The Company has issued to the note holder warrants to purchase 1,500,000 shares of Radiant common stock at a purchase price of $0.01 per share.

Effective October 4, 2013, the Company, through its wholly-owned subsidiary Radiant Acquisitions 1, LLC (“Radiant Acquisitions”), entered into a First Lien Credit Agreement (the “Credit Agreement”) with various financial institutions (the “Lenders”).  The maximum aggregate commitment of the Lenders to advance loans under this Agreement was $39,788,000, and the maximum aggregate principal amount to be repaid by the Borrower in respect thereof is $40,600,000 and for any given loan, the amount of funds advanced by any Lender shall be ninety-eight percent (98%) of the amount of principal required to be repaid by the Borrower in respect of such Loan.  The Credit Agreement has a stated maturity date of September 30, 2018 (the “maturity date”).  The outstanding principal balance of the Loans (as may have been advanced from time to time) bears interest at a per annum rate of twelve percent (12%).  Any outstanding indebtedness from the Credit Agreement was collateralized by substantially all of the assets of Radiant Acquisitions. In addition, the Company pledged its ownership interest in Radiant Acquisitions and executed a parent company as additional security.  The Credit Facility contained restrictive financial covenants.  The proceeds from the Credit Agreement were used to fund the closing of its recent acquisition of oil and gas properties located in  Louisiana and Mississippi, as well as to develop multiple re entry,  work-over  and  drilling  opportunities   on  acquired   acreage  throughout  south Louisiana and Mississippi.

Concurrent with the closing of the Credit Agreement, a total of $27,050,428 was disbursed.

On October 9, 2013, the Company completed the purchase of oil and gas properties located in Louisiana and Mississippi for approximately $19,000,000. As a result of this acquisition, the Company issued 1,615,102 shares of common stock as well as 1,500,201 warrants with an exercise price of $2.02 per share. Warrants expire on October 8, 2016. The  acquired  properties  contain  over  eighty (80)  wells  in  Louisiana  and  Mississippi.  The Louisiana properties include over 39 wells and numerous leases located in Catahoula, Concordia, La Salle and St. Mary's Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 24 productive wells and up to 36 shut-in wells that have been evaluated for work-over and behind pipe opportunities which is expected to provide for cost-effective near-term production increases.

Effective October 9, 2013, Radiant Oil & Gas, Inc. entered into employment contracts with three individuals, a geophysicist, a petroleum engineer and a financial analyst to help in the operation of the oil and gas properties acquired.  The employment contracts provide for incentive payments based on financial performance of the Company and, in addition, for two of the employees include stock option agreements, considered together, provide for the purchase of up to a total of 4.5% of the fully diluted shares outstanding at the time of the closing of the financing at an option price of $1.16 per share.  As to each, the option shares vest at the rate of one third of the total amount per year beginning on the first anniversary of their employment.  The shares are exercisable at any time from the vesting date for a period of five years from the commencement of their employment.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

In December 2013, the Company issued 69,537 shares of common stock at $2.00 per share in order to settle accounts payable of $139,074 with two party service providers.

On December 28, 2013, the Company entered into an agreement (the “Patriot Agreement”) with Patriot Bridge & Opportunity Fund, L.P. (f/k/a John Thomas Bridge & Opportunity Fund, L.P.) and Patriot Bridge & Opportunity Fund II, L.P., together referred to as the “Funds,” Patriot 28, LLC, the Managing Member of the Funds, and George Jarkesy, individually and as Managing Member of Patriot 28. The Patriot 28 Agreement restructured the outstanding $150,000 due to the Funds in the form of general liability promissory note. The maturity date of the Note shall be the earlier of an equity infusion of not less than ten million ($10,000,000) dollars or December 1, 2014. Interests shall be paid monthly at the rate of six percent (6%) per annum.

To the extent any payments are not made timely in accordance with the repayment schedule described in the Patriot 28 Agreement, the Company shall issue 500 shares of Company stock to Fund I and 500 shares of Company stock to Fund II for each default occurrence. This provision does not apply if the Company cures its default within ten (10) days following receipt of written notice that a payment has not been timely made.

The Company, upon execution and delivery of the Patriot Agreement, shall pay to the Funds the sum of Fifteen Thousand ($15,000.00) dollars in reimbursement for all legal fees and expenses of the Funds related to the Loan and the January 1, 2014 payment for fourteen thousand one hundred fourteen dollars and eighty-nine one hundredths ($14,114.89) dollars.

As part of the Patriot Agreement, due to a variety of factors, including the wind down of the Funds, the outstanding obligations under the Loan from the Company to the Funds and other considerations, Mr. Jarkesy has resigned from the Board of Directors of the Company on December 30, 2013.

In January 2014, the Company issued 50,000 shares of common stock at $0.50 per share to Black Gold in accordance with Shallow Oil agreement.