Form 10-Q
period 2013-03-31
RADIANT OIL & GAS INC
filed 2014-01-22
CIK 928447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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
Yes    ☐ No   ☒ [See Explanatory Note]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐ No   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐ No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 16, 2014
Common Stock	16,219,408

EXPLANATORY NOTE: The registrant filed a Comprehensive 10-K report on January 22, 2014 for the periods ending December 31, 2012 and 2011. This comprehensive 10-k included business and financial information, as well as certain disclosures of subsequent events pertaining to material events occurring up until the date of filing of the Comprehensive Form 10-K.

For a more complete understanding of the matters involving the Company, this Form 10-Q should be read together with the Comprehensive 10-K as well as the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013, that were filed simultaneously with this Form 10-Q.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemical margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on page 14 of the company’s Comprehensive Form 10-K.  In addition, such statements could be affected by general domestic and international economic and political conditions.  Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Radiant Oil & Gas, Inc. “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RADIANT OIL AND GAS, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,163	$162,330
Other current assets	2,005	115,029
Due from related parties	363,347	366,277
TOTAL CURRENT ASSETS	479,515	643,636
PROPERTY AND EQUIPMENT
Unevaluated property, accounted for using the full cost method of accounting	49,090	-
Property and equipment, net of accumulated depreciation of $184,830 and $183,933 respectively	2,381	3,278
TOTAL PROPERTY AND EQUIPMENT	51,471	3,278
TOTAL ASSETS	$530,986	$646,914
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,426,973	$1,353,160
Cash advance on acquisition option	55,565	55,565
Notes payable	3,497,643	3,497,081
Convertible notes payable	142,500	142,500
Accrued interest	948,743	862,092
Due to related parties	922,637	914,968
Derivative liabilities	370,964	455,348
TOTAL CURRENT LIABILITIES	7,365,025	7,280,714
Deferred gain	927,881	887,076
Asset retirement obligations	100,000	100,000
TOTAL LIABILITIES	8,392,906	8,267,790

Commitments and contingencies	50,000	50,000

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized, 12,024,769 and 11,847,813 shares issued and outstanding, respectively, as of March 31, 2013 and December 31, 2012	120,248	118,478
Additional paid-in capital	3,594,443	3,401,328
Accumulated deficit	(11,626,611)	(11,190,682)
TOTAL STOCKHOLDERS' DEFICIT	(7,911,920)	(7,670,876)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$530,986	$646,914

The accompanying footnotes are an integral part of these unaudited financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2013	2012

OPERATING EXPENSES:
Depreciation, depletion, and amortization	$897	$897
General and administrative expense	432,500	114,688
TOTAL OPERATING EXPENSES	433,397	115,585

OPERATING LOSS	(433,397)	(115,585)

OTHER (INCOME) EXPENSE:
Loss (gain) on derivative liabilities	(84,384)	51,006
Interest expense	86,916	76,983
Total other (income) expenses	2,532	127,989

NET LOSS	$(435,929)	$(243,574)

LOSS PER SHARE - Basic and diluted	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and diluted	11,952,339	11,477,132

The accompanying footnotes are an integral part of these unaudited financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Stockholders’ Deficit
For the three month period ended March 31, 2013
 (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	11,847,813	$118,478	$3,401,328	$(11,190,682)	$(7,670,876)

Common stock issued for cash	176,956	1,770	143,230	-	145,000

Stock based compensation	-	-	49,885	-	49,885

Net loss	-	-	-	(435,929)	(435,929)

Balance at March 31, 2013	12,024,769	$120,248	$3,594,443	$(11,626,611)	$(7,911,920)

The accompanying footnotes are an integral part of these unaudited financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(435,929)	$(243,574)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation, depletion & amortization	897	897
Amortization of deferred financing charges	-	649
Loss (gain) on derivative liabilities	(84,384)	51,006
Stock-based compensation	49,885	61,456
Changes in operating assets and liabilities:
Decrease (increase) in other current assets	113,024	(397)
Decrease (increase) in due from related parties	2,930	26,017
Increase in accounts payable and accrued expenses	160,464	79,699
Increase (decrease) in deferred income	40,805	75,000
Increase (decrease) in due to related party	-	(2,420)
Net cash provided by (used in) operating activities	(152,308)	48,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unevaluated oil and gas properties	(49,090)	(897)
Net cash provided by (used in) investing activities	(49,090)	(897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and notes payable	562	900
Payments on notes payable	-	(1,451)
Proceeds from borrowings from related parties	7,669	-
Payments on borrowings from related parties	-	(119,000)
Proceeds from issuance of common stock	145,000	79,000
Net cash provided by financing activities	153,231	(40,551)
INCREASE (DECREASE) IN CASH	(48,167)	6,885
CASH, BEGINNING OF PERIOD	162,330	12,004
CASH, END OF PERIOD	$114,163	$18,889

	Three months ended
	March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR
Income taxes	$-	$-
Interest	$265	$168

The accompanying footnotes are an integral part of these unaudited financial statements

Note 1 – General Organization and Business and Summary of Significant Accounting Policies

General Organization and Business

The accompanying unaudited interim consolidated financial statements of Radiant have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2012, as reported in Form 10-K, have been omitted.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficit of $6,885,510 and an accumulated deficit of $11,626,611 as of March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to raise funds through the issuance of debt, the sale of common stock, merger with another company or the sale of partial interests in our projects to other industry participants.

The Company’s ability to continue as a going concern is dependent upon its ability to raise capital through the issuance of debt, the sale of common stock, the consummation of a merger, or the sale of partial interests in its projects to other industry participants.  If it does not raise capital sufficient to fund its business plan, Radiant may not survive.  The consolidated financial statements do not include any adjustments that might be necessary if the Company was unable to continue as a going concern.

Note 2 – Oil and Gas Properties

Project Descriptions – Existing Oil & Gas Properties

Shallow Oil - Black Gold

On March 1, 2012, the Company entered into a project agreement (the “Shallow Oil Phase 1 Agreement”) with Black Gold, Inc. (“Black Gold”) for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 1 Lease”).  According to this agreement, Black Gold agrees to acquire a 50% undivided interest in the leases and participate in drilling and exploitation if these leases. Radiant agrees to acquire related leases, provide drilling services and has an overriding royalty interest in drilled wells. The cost of acquiring leases was paid by Black Gold.  Black Gold paid $150,000 ("Initial Project Costs") to the Company in March 2012 for acreage acquisition, brokerage and other costs to secure acreage.  Black Gold was to participate in the drilling of up to five more wells (the "Phase 1 Initial Wells") and agreed to pre-fund $1,500,000 (the "Phase 1 Initial Drilling Commitment") to the Company within 10 days of the issuance of either a Phase 1 or Phase 2 well. Black Gold did not fund its Phase 1 Initial Drilling Commitment and no drilling commenced. In accordance with the Shallow Oil Phase 1 Agreement, the Company issued to Black Gold 150,000 shares of its common stock at $.50 per share.

On June 1, 2012, the Company entered into another project agreement (the “Shallow Oil Phase 2 Agreement”) with Black Gold, for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 2 Lease”).  According to this agreement, Black Gold agrees to acquire a 50% undivided interest in the leases and participate in drilling and exploitation if these leases. Radiant agrees to acquire related leases, provide drilling services and has a overriding royalty interest in drilled wells. The cost of acquiring leases was paid by Black Gold.  Black Gold paid $250,000 ("Phase 2 Initial Project Costs") to the Company in May 2012 for acreage acquisition, brokerage and other costs to secure acreage.  Black Gold was to participate in the drilling of up to five more wells (the "Phase 2 Initial Wells") and agreed to pre-fund $1,450,000 (the "Phase 2 Initial Drilling Commitment") to the Company within 45 days of issuance of the Phase 1 Initial Drilling Commitment.  Black Gold did not fund its Phase 1 Initial Drilling Commitment and no drilling commenced. In accordance with the Shallow Oil Phase 2 Agreement, the Company issued to Black Gold 250,000 shares of its common stock at $.50 per share.

In January and February 2013, Black Gold funded $90,000 as part of its drilling commitment. In accordance with the Shallow Oil Phase 2 Agreement, the Company issued to Black Gold 90,000 shares of its common stock at $.50 per share.

The Company and Black Gold agreed to each retain a 50% working interest share in the Phase 1 and 2 Leases.

As of March 31, 2013, $245,000 of the amount received from Black Gold is shown as deferred gain in the consolidated balance sheet. This amount was recorded as deferred gain due to the fact that Black Gold did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties.

Shallow Oil - Grand Synergy

Effective June 1, 2012, the Company entered into a project agreement (the “Shallow Oil Phase 3 and 4 Agreement”) with Grand Synergy Petroleum, LLC (“Grand”) for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 3 and 4 Leases”).  As a result of this agreement, two new Louisiana entities were formed, Charenton Oil Company, LLC (“Charenton”) on May 8, 2012 and Radiant Synergy Operating, LLC (“Synergy”) on June 28, 2012. Charenton is a wholly owned subsidiary of Radiant and Synergy is owned 50%/50% by Radiant and Grand. According to this agreement, Radiant had to acquire related leases, provide drilling services and had a carried interest in drilled wells. Grand agrees to acquire an 80% undivided interest in the leases and participate in drilling and exploitation of the leases. Grand is to be delievered a net revenue interest of no less than 75% proportionately reduced to the working interest. Grand agreed to a non-refundable prospect fee of $250,000 covering previously incurred G&G analysis and other costs. Grand additionally agreed to fund up to $300,000 ("Phase 3 & 4 Initial Project Costs") for the acquisition of up to 1,000 acres in the purchase area of working interest rights and title. The leases were acquired in the name of Charenton. Currently all lease acreage is still in the name of Charenton and no lease assignments have been made to Grand or to Synergy. Grand additionally committed to fund $3,000,000 (the "Phase 3 and 4 Initial Drilling Commitment”) to pay for drilling of as many wells (expected to be ten wells) as can be drilled from such funds. Grand agreed to carry Radiant for its 20% interest to the tanks in the wells. Grand has fulfilled its commitment as it relates to payment of prospect fee of $250,000 and initial project costs of $300,000. However, only $1,000,000 of initial drilling commitment was funded by Grand on November 2012.

The non-refundable prospect fee of $250,000 received from Grand in June 2012 was recorded as Other Income on the Income Statement for the year ended December 31, 2012. The initial project cost of $300,000 received from Grand in July 2012 and the $1,000,000 received from Grand in November 2012 for drilling costs are recorded a deferred gain and related drilling costs of $617,119 was netted in this deferred gain balance as of March 31, 2013. This amount was recorded as deferred gain due to the fact that Grand Synergy did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties. At the time the remaining funds are received from Grand, the Company will transfer the ownership of the leases to Charenton and will recognize the gross amount received, less the $300,000 as drilling revenue. The $300,000 will be recognized as revenue from the sale of leases. Related costs, including the amount currently deferred, will be recognized as drilling cost and leasehold costs, respectively.

Vidalia Properties

As stated in “Subsequent Events” section on this 10Q, effective October 9, 2013, the Company closed on the purchase of oil and gas properties located in Louisiana and Mississippi for approximately $19,000,000 (Vidalia properties).  The  acquired  properties  contain  over  eighty (80)  wells  in  Louisiana  and  Mississippi.     The Louisiana properties include over 39 wells and numerous leases located in Catahoula, Concordia, La Salle and St. Mary's Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 24 productive wells and up to 36 shut-in wells.

In connection with this pending acquisition, the Company incurred various legal and professional expenses totaling $49,090, which were capitalized as part of acquisition as of March 31, 2013.

Note 3 – Notes Payable and Convertible Notes Payable

Notes payable as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Senior credit facility (AE)	$2,032,188	$2,032,188
Senior credit facility (RLE)	818,309	818,309
Fermo Jaeckle note	475,000	475,000
Debentures (JTBOF)	150,000	150,000
Line of credit (Capital One Bank)	22,146	21,584
Total notes payable	3,497,643	3,497,081
Less: current portion	(3,497,643)	(3,497,081)
Long-term portion	$-	$-

Senior Credit Facility of Amber (“Amber Credit Facility”)

As of March 31, 2013 and December 31, 2012, the Company had the outstanding balance on its Amber Credit Facility of $2,032,188. The Amber Credit Facility contained restrictive financial covenants. In 2010 and through the amendment of the credit facility, the Company was not in compliance with certain of the financial covenants contained within the credit facility. As a result, outstanding balance of the Amber Credit Facility was in default as of March 31, 2013 and December 31, 2012. For the three months ended March 31, 2013 and 2012, the Company recognized interest expense on the Amber Credit Facility of $17,243 and $16,695, respectively.

Senior Credit Facility of RLE (“RLE Credit Facility”)

As of March 31, 2013 and December 31, 2012, the Company had an outstanding balance on its RLE Credit Facility of $818,309.  Accrued interest related to this credit facility amounted to $270,530 and $240,472 as of March 31, 2013 and December 31, 2012, respectively. The RLE Credit Facility contained restrictive financial covenants. The Company is not in compliance with certain of the financial covenants contained within the credit facility. Interest is accrued at the default interest rate of 11.25% during 2013 and 2012.  During the three months ended March 31, 2013 and 2012, the Company recognized interest expense on the RLE Credit Facility of $30,058 and $27,168, respectively.

Fermo Jaeckle Note

In February 2011, the Company issued a convertible promissory note to Fermo Jaeckle (“10% Convertible Note”) in the principal amount of $475,000.  Additionally, the Company issued to Mr. Jaeckle 475,000 shares of its common stock.  The note bears interest at 10% per annum and matured on July 31, 2011.  At the holder’s option, the note may be converted into the Company’s Series A convertible redeemable preferred stock at a conversion price of $30 per share. The conversion right ends at maturity. This note was not converted prior to maturity on July 31, 2011 and therefore is not considered convertible as of March 31, 2013.

The Company determined the fair value of the common stock issued to be $237,500, and that no beneficial conversion feature exists.  This amount was recorded as a discount upon issuance of the 10% Convertible Note, and the discount was amortized over the term of the note.   As of March 31, 2013 and December 31, 2012, the discount has been fully amortized.

JTBOF 12% Debentures

In May 2011, the Company issued convertible promissory notes to John Thomas Bridge & Opportunity Fund L.P. (“JTBOF”) and John Thomas Bridge & Opportunity Fund II, L.P. (“JTBOF II) (collectively, the “JTBOF 12% Debentures”) in the principal amount of $75,000 each.  Additionally, the Company issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II.  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.  Upon the issuance of the Asher convertible notes and as a consequence of its floating rate feature, the warrants became tainted and had to be considered a derivative liability (see Note 4 – Derivative Liabilities for more detail).

The notes bear interest at 12% per annum and were both due on December 31, 2011.

John Thomas Bridge & Opportunity Fund (“JTBOF”) is a significant stockholder.  See Note 10 for related party discussions.

Line of Credit

The Company has a line of credit from the Capital One Bank for up to $25,000 that carries a 7% interest rate.  As of March 31, 2013 and December 31, 2012, the outstanding balance on the line of credit was $22,146 and $21,584, respectively.

Convertible Debt

Convertible notes payable as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Asher Note # 1	$90,000	$90,000
Asher Note # 2	52,500	52,500
Total convertible notes payable	142,500	142,500
Less: current portion	(142,500)	(142,500)
Long-term portion	$-	$-

Asher Convertible Notes

On June 27, 2011 and July 2011, the Company issued convertible promissory notes to Asher Enterprises Inc. (“Asher Convertible Notes”), in which Asher loaned $60,000 (“Asher Note # 1”) and $35,000 (“Asher Note # 2), respectively, at 8% interest, both convertible into Company’s common stock. The loans are convertible after 180 days from the date of issuance and until the later of maturity date or the date of payment of default amount. The conversion price equals to 61% of the average of the lowest 3 trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Because of this floating rate feature, these notes are considered a derivative liability – see Note 5 for more detail.

The notes are unsecured and originally matured on March 29, 2012 and April 26, 2012, respectively. Both notes defaulted on November 16, 2011.  According to provisions of the credit agreement, in case of a default, the principal of the notes increases 150%. As such, the total principal of the notes increased from $95,000 to $142,500 as of March 31, 2013 and December 31, 2012. Accrued interest was $29,157 and $19,257 as of March 31, 2013 and December 31, 2012, respectively.

Note 4 – Derivative Liabilities

Agent Warrants

In November 2010, John Thomas Financial, Inc. (“JTF”) received warrants to purchase 121,500 shares of the Company’s common stock at an exercise price of $1.05. The warrants were given as an additional compensation for placing an offering of the common stock. The warrants had a contractual term of 5 years and vested immediately. The warrants had an exercise price reset provision clause that triggered derivative accounting under ASC 815.  The fair value of these warrants was calculated as $60,651 and $60,663 at the balance sheet dates of March 31, 2013 and December 31, 2012, respectively.

Tainted Warrants

In May 2011, the Company issued convertible promissory notes to JTBOF and JTBOF II in the principal amount of $75,000 each (see more detail in Note 4).  Additionally, the Company issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II.  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.  Upon the issuance of Asher convertible notes and as a consequence of its floating rate feature, these warrants and other existing warrants previously classified as equity became tainted and considered a derivative liability. The fair value of these warrants was calculated as $263,898 and $304,186 at the balance sheet dates of March 31, 2013 and December 31, 2012, respectively.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant derivative liabilities as of balance sheet dates at March 31, 2013 and December 31, 2012, respectively:

	March 31,			December 31,
	2013			2012
Common stock issuable upon exercise of warrants	633,750			633,750
Estimated market value of common stock on measurement date	$0.50			$0.50
Exercise price	$0.12	-	4.00	$0.12	-	4.00
Risk free interest rate (1)	0.07	-	0.31%	0.11	-	0.36%
Expected dividend yield	0%			0%
Expected volatility (2)	169	-	485%	309	-	445%
Expected exercise term in years	0.13	-	2.54	0.38	-	2.87

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of March 31, 2013 and December 31, 2012.

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

As of March 31, 2013 and December 31, 2012, the fair value of the derivatives was $46,415 and $90,499 respectively.  As of March 31, 2013 and December 31, 2012, the discount on the Asher Convertible Notes has been fully amortized.

The fair value of derivative liabilities related to the conversion options of the Asher Convertible Notes at inception has been estimated as of March 31, 2013 using the Lattice option pricing model, under the following assumptions:

	Asher	Asher
	Note # 1	Note # 2
Common stock issuable upon exercise of warrants	128,297	74,840
Estimated market value of common stock on measurement date	$0.50	$0.50
Exercise price	$0.70	$0.70
Risk free interest rate (1)	0.04%	0.04%
Expected dividend yield	0%	0%
Expected volatility (2)	169%	169%
Expected exercise term in years	0.00	0.00

(1)	The risk-free interest rate was determined by management using the one month Treasury bill yield as of the issuance dates.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

The following tables set forth the changes in the fair value measurements of our Level 3 derivative liabilities during the three months ended March 31, 2013:

			Increase
			(Decrease) in
		Activity	Fair Value of
	December 31,	during the	Derivative	March 31,
	2012	period	Liability	2013
Derivative liability - warrants	$60,663	$-	$(12)	$60,651
Derivative liability - tainted warrants	304,186	-	(40,288)	263,898
Derivative liability - convertible debt	90,499	-	(44,084)	46,415
	$455,348	$-	$(84,384)	$370,964

Note 5 - Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2013
Derivative liability - agent warrants	$-	$-	$60,651	$60,651
Derivative liability - tainted warrants	-	-	263,898	263,898
Derivative liability - convertible debt	-	-	46,415	46,415
Total	$-	$-	$370,964	$370,964

	Fair Value Measurements at December 31, 2012
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2012
Derivative liability - agent warrants	$-	$-	$60,663	$60,663
Derivative liability - tainted warrants	-	-	304,186	304,186
Derivative liability - convertible debt	-	-	90,499	90,499
Total	$-	$-	$455,348	$455,348

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31,
	2013	2012
Beginning balance	$(455,348)	$(277,013)
Total gains (losses)	84,384	(51,006)
Settlements	-	-
Additions	-	-
Transfers	-	-
Ending balance	$(370,964)	$(328,019)

Change in unrealized gains included in earnings relating to derivatives still held as of March 31, 2013 and 2012	$84,384	$(51,006)

Note 6 – Asset Retirement Obligation

The following table reflects the changes in the asset retirement obligation (“ARO”) during three months ended March 31, 2013:

Amount
Asset retirement obligation as of December 31, 2012	$100,000
Additions	-
Current period revision to previous estimates	-
Costs for abandonment of wells	-
Current period accretion	-
Asset retirement obligation as of March 31, 2013	$100,000

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

Note 7 – Stockholders’ Deficit

As of March 31, 2013, there were 12,024,769 shares of common shares issued and outstanding.

Sale of Common Stock

In January and February 2013, the Company received $45,000 from Black Gold for the sale of common stock, in accordance with Shallow Oil agreement (see Note 3 - Oil & Gas Properties). In accordance with provisions of Shallow Oil agreement, the Company issued 90,000 shares of its stock to Black Gold at a price of $0.50 per share.

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

Stock Options

Stock option activity summary covering options granted to the Company’s employees and consultants is presented in the table below:

Weighted-average
			Remaining	Aggregate
	Number of	Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	694,122	$1.00	7.60	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2013	694,122	$1.00	7.35	$-

Of the above employee options outstanding, 493,747 are vested and exercisable at March 31, 2013.   During the three months ended March 31, 2013, the Company recognized stock-based compensation expense of approximately $49,885 related to stock options.  As March 31, 2013, there was approximately $66,513 of total unrecognized compensation cost related to non-vested stock options.

Warrants

A summary of information regarding common stock warrants outstanding is as follows:

			Weighted-average
			Remaining	Aggregate
	Number of	Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	755,250	$1.83	1.76	$-
Issued	86,956	1.16	2.92	-
Exercised	-	-	-	-
Outstanding at March 31, 2013	842,206	1.76	1.89	$-

Note 8 – Related Party Transactions

Related parties include (i) MAC, the owner of 49% equity interest in Amber, (ii) John Jurasin, the Company’s CEO and formerly the sole stockholder of JOG, (iii) JTBOF, David R. Strawn, and David M. Klausmeyer, the Company’s stockholders, and (iv) Robert M. Gray, the Company’s director and former employee, and Timothy N. McCauley, the Company’s former officer.  Related party balances as of March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012

Due from related parties:
MAC	$358,232	$358,232
John Jurasin	3,377	6,033
Other	1,738	2,012
	$363,347	$366,277

Due to related parties:
John Jurasin	$847,645	$839,976
Gray	50,606	50,606
Klausmeyer	12,193	12,193
Strawn	12,193	12,193
	$922,637	$914,968

MAC

Amber is partially owned by MAC, an affiliate of the Company’s lender, MBL, and Radiant uses the proportionate consolidation method to consolidate Amber. JOG, Radiant’s wholly owned subsidiary, pays for goods and services on behalf of Amber and passes those charges on to Amber through intercompany billings. Periodically, Amber will reimburse JOG for these expenses, or potentially pays for goods and services on behalf of JOG. These transactions are recorded as a due to/from Amber in JOG’s records and as a due to/from JOG in Amber’s records. Due to the fact that Radiant only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the due from Amber related to the other interest owner does not eliminate and is carried as a due from Amber until the balance is settled through a cash payment. Due from related party was $358,232 as of March 31, 2013 and December 31, 2012.

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

During the years ended December 31, 2011 and 2012 John Jurasin advanced the Company various amounts in order to pay operating expenses, with no formal repayment terms. The total balance due on these advances was $154,347 and $146,678 as of March 31, 2013 and December 31, 2012, respectively.

Additionally, two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries Amber and RLE to fund operations.  Interest is accrued at a rate of 4% per year.  The first note of $884,000, issued on August 5, 2010, matures upon the earlier of (i) May 31, 2013 or (ii) the date on which the Company closes any equity financing in which the Company receives gross proceeds of at least $10 million. The additional note for $165,000, issued on October 12, 2010, is due and payable on demand at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facilities (Note 4). The Company made partial repayments on these notes of $15,152 during the year ended December 31, 2010 and $340,550 during the years ended December 31, 2012.  The balance due on these notes totaled $693,298 as of March 31, 2013 and December 31, 2012. Accrued interest on these notes was $143,527 and $131,585 as of March 31, 2013 and December 31, 2012, respectively.

David R. Strawn and David M. Klausmeyer

Mr. Strawn and Mr. Klausmeyer, shareholders of the Company, each loaned the Company total of $12,193 between March 2002 and June 2005. The notes accrue interest at 8% per annum. The total accrued interest was $32,532 and $31,424 as of March 31, 2013 and December 31, 2012, respectively.

Robert M. Gray and Timothy N. McCauley

Mr. Gray, a director of the Company and employee until March 2011, and Mr. McCauley, vice president of the Company until December 2011, were owed $26,042 and $24,167 in salaries at March 31, 2013 and December 31, 2012, respectively.  These balances are included in accounts payable and accrued expenses.  Additionally, at March 31, 2013 and December 31, 2012, Mr. Gray was owed $50,606, included in due to related parties, for consulting services rendered prior to becoming an employee of Radiant.

Note 9 – Subsequent Events

In August 2013, the Company entered into a Bridge Loan Agreement with various individuals whereby the Company borrowed $600,000 at an annual interest rate of 12% accruing until maturity. The final maturity is 12 months from the date of the receipt of cash proceeds in the aggregate amount of $3,000,000 or greater from subsequent financings. The Company has issued to the note holder warrants to purchase 1,500,000 shares of Radiant common stock at a purchase price of $0.01 per share.

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

Effective October 9, 2013, the Company closed on the purchase of oil and gas properties located in Louisiana and Mississippi for approximately $19,000,000.  As a result of this acquisition, the Company issued 1,615,102 shares of common stock as well as 1,500,201 warrants with an exercise price of $2.02 per share. Warrants expire on October 8, 2016. The  acquired  properties  contain  over  eighty (80)  wells  in  Louisiana  and  Mississippi.     The Louisiana properties include over 39 wells and numerous leases located in Catahoula, Concordia, La Salle and St. Mary's Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 24 productive wells and up to 36 shut-in wells that have been evaluated for work-over and behind pipe opportunities which is expected to provide for cost-effective near-term production increases.

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

In December 2013, the Company issued 69,537 shares at $2.00 per share in order to settle accounts payable of $139,074 with two third party service providers.

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

In January 2014, the Company issued 50,000 shares of common stock at $.50 per share to Black Gold in accordance with Shallow Oil agreement.

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

Overview and Going Concern

We are an independent oil and gas exploration and production company that operates in the Gulf Coast region of the United States of America, specifically, onshore and the state waters of Louisiana, USA and the federal waters offshore Texas in the Gulf of Mexico.  We currently have oil and gas lease interests throughout Louisiana and Mississippi.

Going Concern

In the course of our development and well reactivation initiatives, we have sustained losses and expect such losses to continue until such time that we reach critical mass and at least for the next twelve months.   We expect to finance our operations primarily through future financings. However, there exists substantial doubt about our ability to continue as a going concern, because we will be required to obtain additional capital in the future to continue our operations, and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.   Therefore, there is substantial doubt as to our ability to continue as a going concern for at least the next twelve months. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional rounds of financing is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and offering terms. In addition, our ability to complete an offering may be dependent on the status of our oil and gas well re-activation activities, which cannot be predicted. There is no assurance that capital in any form will be available to us, and if available, on terms and conditions that are acceptable.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Liquidity and Capital Resources

At March 31, 2013, we have current assets of $479,515, current liabilities of $7,365,025, and a working capital deficit of $6,885,510.  In early 2013, we took an initiative to become current in our public company compliance reporting requirements which we believe will permit us to raise capital and effect acquisitions through equity and/or convertible debt transactions at more favorable terms than we might otherwise achieve.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Depreciation, depletion and amortization expense for three months ended March 31, 2013 and 2012 did not change and was $897.

General and administrative expenses for the three months ended March 31, 2013 increased by $317,812 or 278% compared to the three months ended March 31, 2012.  The increase was primarily due to increased compensation and fees for consulting, legal, and accounting services for the 2013 period when compared to the prior 2012 period.

Gain on derivative liabilities for the three months ended March 31, 2013 was $84,384 compared to a loss on derivative liabilities of $51,006 for the three months ended March 31, 2012.  The change in fair value of our derivative liabilities was due to market price fluctuations.

Interest expense for the three months ended March 31, 2013 increased by $9,933 or 13% compared to the three months ended March 31, 2012.  The increase was mainly due to increased interest rate on Asher note that defaulted in November 2012.

The above mentioned factors resulted in a net loss for the three months ended March 31, 2013 of $435,929 compared to a net loss of $243,574 for three months ended March 31, 2012.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2013, the Company did not have any off-balance sheet arrangements.

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

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to non-operating income. For warrants and convertible derivative financial instruments, we use the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and therefore not required to provide this information.

Item 4.	Controls and Procedures

There have been no changes to the internal controls of the Company during the quarter ended March 31, 2013.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT OIL & GAS, INC.

Date: January 22, 2014	By:	/s/ John M. Jurasin
John M. Jurasin, Chairman of the Board,
Chief Executive Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)