Form 10-Q
period 2013-06-30
RADIANT OIL & GAS INC
filed 2014-01-22
CIK 928447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

For a more complete understanding of the matters involving the Company, this Form 10-Q should be read together with the Comprehensive 10-K as well as the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and September 30, 2013, that were filed simultaneously with this Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RADIANT OIL AND GAS, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,130	$162,330
Other current assets	3,157	115,029
Due from related parties	363,960	366,277
TOTAL CURRENT ASSETS	393,247	643,636
PROPERTY AND EQUIPMENT
Unevaluated property, accounted for using the full cost method of accounting	57,190	-
Property and equipment, net of accumulated depreciation of $185,727 and $183,933 respectively	1,484	3,278
TOTAL PROPERTY AND EQUIPMENT	58,674	3,278
TOTAL ASSETS	$451,921	$646,914
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,534,528	$1,353,160
Cash advance on acquisition option	55,565	55,565
Notes payable	3,498,497	3,497,081
Convertible notes payable	142,500	142,500
Accrued interest	1,032,873	862,092
Due to related parties	942,538	914,968
Derivative liabilities	370,432	455,348
TOTAL CURRENT LIABILITIES	7,576,933	7,280,714
Deferred gain	927,881	887,076
Asset retirement obligations	100,000	100,000
TOTAL LIABILITIES	8,604,814	8,267,790

Commitments and contingencies	50,000	50,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 12,024,769 and 11,847,813 shares issued and outstanding, respectively, as of June 30, 2013 and December 31, 2012	120,248	118,478
Additional paid-in capital	3,644,328	3,401,328
Accumulated deficit	(11,967,469)	(11,190,682)
TOTAL STOCKHOLDERS' DEFICIT	(8,202,893)	(7,670,876)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$451,921	$646,914
The accompanying footnotes are an integral part of these unaudited financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

OPERATING EXPENSES:
Depreciation, depletion, and amortization	$897	$996	$1,794	$1,893
General and administrative expense	256,021	207,548	688,521	322,236
TOTAL OPERATING EXPENSES	256,918	208,544	690,315	324,129

OPERATING LOSS	(256,918)	(208,544)	(690,315)	(324,129)

OTHER (INCOME) EXPENSE:
Loss (gain) on derivative liabilities	(532)	34,931	(84,916)	85,937
Other income	-	(250,000)	-	(250,000)
Interest expense	84,472	77,839	171,388	154,822
Total other (income) expenses	83,940	(137,230)	86,472	(9,241)

NET LOSS	$(340,858)	$(71,314)	$(776,787)	$(314,888)

LOSS PER SHARE - Basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and diluted	12,024,769	11,847,813	11,988,754	11,577,306

The accompanying footnotes are an integral part of these unaudited financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Stockholders’ Deficit
For the six month period ended June 30, 2013
 (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	11,847,813	$118,478	$3,401,328	$(11,190,682)	$(7,670,876)

Common stock issued for cash	176,956	1,770	143,230	-	145,000

Stock based compensation	-	-	99,770	-	99,770

Net loss	-	-	-	(776,787)	(776,787)

Balance at June 30, 2013	12,024,769	$120,248	$3,644,328	$(11,967,469)	$(8,202,893)

The accompanying footnotes are an integral part of these unaudited financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(776,787)	$(314,888)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation, depletion & amortization	1,794	1,893
Amortization of deferred financing charges	-	649
Loss (gain) on derivative liabilities	(84,916)	85,937
Stock-based compensation	99,770	122,912
Changes in operating assets and liabilities:
Decrease (increase) in other current assets	111,872	1,803
Decrease (increase) in due from related parties	2,317	35,865
Increase in accounts payable and accrued expenses	352,149	164,363
Increase (decrease) in deferred income	40,805	332,202
Increase (decrease) in due to related party	-	182,778
Net cash provided by (used in) operating activities	(252,996)	613,514
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unevaluated oil and gas properties	(57,190)	-
Net cash provided by (used in) investing activities	(57,190)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and notes payable	1,416	900
Payments on notes payable	-	(6,449)
Proceeds from borrowings from related parties	27,570	-
Payments on borrowings from related parties	-	(220,000)
Proceeds from issuance of common stock	145,000	79,000
Net cash provided by financing activities	173,986	(146,549)
INCREASE (DECREASE) IN CASH	(136,200)	466,965
CASH, BEGINNING OF PERIOD	162,330	12,004
CASH, END OF PERIOD	$26,130	$478,969

	For Six Months Ended
	June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR
Income taxes	$-	$-
Interest	$607	$335

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

Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficit of $7,183,686 and an accumulated deficit of $11,967,469 as of June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to raise funds through the issuance of debt, the sale of common stock, merger with another company or the sale of partial interests in our projects to other industry participants.

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

As of June 30, 2013, $245,000 of the amount received from Black Gold is shown as deferred gain in the consolidated balance sheet. This amount was recorded as deferred gain due to the fact that Black Gold did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties.

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

The non-refundable prospect fee of $250,000 received from Grand in June 2012 was recorded as Other Income on the Income Statement for the year ended December 31, 2012. The initial project cost of $300,000 received from Grand in July 2012 and the $1,000,000 received from Grand in November 2012 for drilling costs are recorded a deferred gain and related drilling costs of $617,119 was netted in this deferred gain balance as of June 30, 2013. This amount was recorded as deferred gain due to the fact that Grand Synergy did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties. At the time the remaining funds are received from Grand, the Company will transfer the ownership of the leases to Charenton and will recognize the gross amount received, less the $300,000 as drilling revenue. The $300,000 will be recognized as revenue from the sale of leases. Related costs, including the amount currently deferred, will be recognized as drilling cost and leasehold costs, respectively.

Vidalia Properties

As stated in “Subsequent Events” section on this 10Q, effective October 9, 2013, the Company closed on the purchase of oil and gas properties located in Louisiana and Mississippi for approximately $19,000,000 (Vidalia properties).  The  acquired  properties  contain  over  eighty (80)  wells  in  Louisiana  and  Mississippi.     The Louisiana properties include over 39 wells and numerous leases located in Catahoula, Concordia, La Salle and St. Mary's Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 24 productive wells and up to 36 shut-in wells .

In connection with this pending acquisition, the Company incurred various legal and professional expenses totaling $57,190, which were capitalized as part of acquisition as of June 30, 2013.

Note 3 – Notes Payable and Convertible Notes Payable

Notes payable as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Senior credit facility (AE)	$2,032,188	$2,032,188
Senior credit facility (RLE)	818,309	818,309
Fermo Jaeckle note	475,000	475,000
Debentures (JTBOF)	150,000	150,000
Line of credit (Capital One Bank)	23,000	21,584
Total notes payable	3,498,497	3,497,081
Less: current portion	(3,498,497)	(3,497,081)
Long-term portion	$-	$-

Senior Credit Facility of Amber (“Amber Credit Facility”)

As of June 30, 2013 and December 31, 2012, the Company had the outstanding balance on its Amber Credit Facility of $2,032,188. The Amber Credit Facility contained restrictive financial covenants. In 2010 and through the amendment of the credit facility, the Company was not in compliance with certain of the financial covenants contained within the credit facility. As a result, outstanding balance of the Amber Credit Facility was in default as of June 30, 2013 and December 31, 2012. For the six months ended June 30, 2013 and 2012, the Company recognized interest expense on the Amber Credit Facility of $33,938 and $33,390, respectively.

Senior Credit Facility of RLE (“RLE Credit Facility”)

As of June 30, 2013 and December 31, 2012, the Company had an outstanding balance on its RLE Credit Facility of $818,309.  Accrued interest related to this credit facility amounted to $298,478 and $240,472 as of June 30, 2013 and December 31, 2012, respectively. The RLE Credit Facility contained restrictive financial covenants. The Company is not in compliance with certain of the financial covenants contained within the credit facility. Interest is accrued at the default interest rate of 11.25% during 2013 and 2012.  During the six months ended June 30, 2013 and 2012, the Company recognized interest expense on the RLE Credit Facility of $58,006 and $55,896, respectively.

Fermo Jaeckle  Note

In February 2011, the Company issued a convertible promissory note to Fermo Jaeckle (“10% Convertible Note”) in the principal amount of $475,000.  Additionally, the Company issued to Mr. Jaeckle 475,000 shares of its common stock.  The note bears interest at 10% per annum and matured on July 31, 2011.  At the holder’s option, the note may be converted into the Company’s Series A convertible redeemable preferred stock at a conversion price of $30 per share. The conversion right ends at maturity. This note was not converted prior to maturity on July 31, 2011 and therefore is not considered convertible as of June 30, 2013.

The Company determined the fair value of the common stock issued to be $237,500, and that no beneficial conversion feature exists.  This amount was recorded as a discount upon issuance of the 10% Convertible Note, and the discount was amortized over the term of the note.   As of June 30, 2013 and December 31, 2012, the discount has been fully amortized.

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

John Thomas Bridge & Opportunity Fund (“JTBOF”) is a significant stockholder.  See Note 10 for related party discussions.

Line of Credit

The Company has a line of credit from the Capital One Bank for up to $25,000 that carries a 7% interest rate.  As of June 30, 2013 and December 31, 2012, the outstanding balance on the line of credit was $23,000 and $21,584, respectively.

Convertible Debt

Convertible notes payable as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Asher Note # 1	$90,000	$90,000
Asher Note # 2	52,500	52,500
Total convertible notes payable	142,500	142,500
Less: current portion	(142,500)	(142,500)
Long-term portion	$-	$-

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

The notes are unsecured and originally matured on March 29, 2012 and April 26, 2012, respectively. Both notes defaulted on November 16, 2011.  According to provisions of the credit agreement, in case of a default, the principal of the notes increases 150%. As such, the total principal of the notes increased from $95,000 to $142,500 as of June 30, 2013 and December 31, 2012. Accrued interest was $39,167 and $19,257 as of June 30, 2013 and December 31, 2012, respectively.

Note 4 – Derivative Liabilities

Agent Warrants

In November 2010, John Thomas Financial, Inc. (“JTF”) received warrants to purchase 121,500 shares of the Company’s common stock at an exercise price of $1.05. The warrants were given as an additional compensation for placing an offering of the common stock. The warrants had a contractual term of 5 years and vested immediately. The warrants had an exercise price reset provision clause that triggered derivative accounting under ASC 815.  The fair value of these warrants was calculated as $60,543 and $60,663 at the balance sheet dates of June 30, 2013 and December 31, 2012, respectively.

Tainted Warrants

In May 2011, the Company issued convertible promissory notes to JTBOF and JTBOF II in the principal amount of $75,000 each (see more detail in Note 4).  Additionally, the Company issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II.  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.  Upon the issuance of Asher convertible notes and as a consequence of its floating rate feature, these warrants and other existing warrants previously classified as equity have became tainted and considered a derivative liability. The fair value of these warrants was calculated as $227,736 and $304,186 at the balance sheet dates of June 30, 2013 and December 31, 2012, respectively.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant derivative liabilities as of balance sheet dates at June 30, 2013 and December 31, 2012, respectively:

	June 30,			December 31,
	2013			2012
Common stock issuable upon exercise of warrants			633,750			633,750
Estimated market value of common stock on measurement date			$0.50			$0.50
Exercise price	$0.12	-	4.00	$0.12	-	4.00
Risk free interest rate (1)	0.15	-	0.36%	0.11	-	0.36%
Expected dividend yield			0%			0%
Expected volatility (2)	288	-	450%	309	-	445%
Expected exercise term in years	0.88	-	2.54	0.38	-	2.87

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of June 30, 2013 and December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, the fair value of the derivatives was $82,153 and $90,499, respectively.  As of June 30, 2013 and December 31, 2012, the discount on the Asher Convertible Notes has been fully amortized.

The fair value of derivative liabilities related to the conversion options of the Asher Convertible Notes at inception has been estimated as of June 30, 2013 using the Lattice option pricing model, under the following assumptions:

	Asher	Asher
	Note # 1	Note # 2
Common stock issuable upon exercise of warrants	128,297	74,840
Estimated market value of common stock on measurement date	$0.50	$0.50
Exercise price	$0.70	$0.70
Risk free interest rate (1)	0.02%	0.02%
Expected dividend yield	0%	0%
Expected volatility (2)	335%	335%
Expected exercise term in years	0.00	0.00

(1)	The risk-free interest rate was determined by management using the one month Treasury bill yield as of the issuance dates.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

The following tables set forth the changes in the fair value measurements of our Level 3 derivative liabilities during the six months ended June 30, 2013:

			Increase
			(Decrease) in
		Activity	Fair Value of
	December 31,	during the	Derivative	June 30,
	2012	period	Liability	2013
Derivative liability - warrants	$60,663	$-	$(120)	$60,543
Derivative liability - tainted warrants	304,186	-	(76,450)	227,736
Derivative liability - convertible debt	90,499	-	(8,346)	82,153
	$455,348	$-	$(84,916)	$370,432

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2013
Derivative liability - agent warrants	$-	$-	$60,543	$60,543
Derivative liability - tainted warrants	-	-	227,736	227,736
Derivative liability - convertible debt	-	-	82,153	82,153
Total	$-	$-	$370,432	$370,432

	Fair Value Measurements at December 31, 2012
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2012
Derivative liability - agent warrants	$-	$-	$60,663	$60,663
Derivative liability - tainted warrants	-	-	304,186	304,186
Derivative liability - convertible debt	-	-	90,499	90,499
Total	$-	$-	$455,348	$455,348

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Six Months Ended
	June 30,
	2013	2012
Beginning balance	$(455,348)	$(277,013)
Total gains (losses)	84,916	(85,937)
Settlements	-	-
Additions	-	-
Transfers	-	-
Ending balance	$(370,432)	$(362,950)

Change in unrealized gains included in earnings relating to derivatives still held as of June 30, 2013 and 2012	$84,916	$(85,937)

Note 6 – Asset Retirement Obligation

The following table reflects the changes in the asset retirement obligation (“ARO”) during the six months ended June 30, 2013:

Amount
Asset retirement obligation as of December 31, 2012	$100,000
Additions	-
Current period revision to previous estimates	-
Costs for abandonment of wells	-
Current period accretion	-
Asset retirement obligation as of June 30, 2013	$100,000

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

Note 7 – Stockholders’ Deficit

As of June 30, 2013, there were 12,024,769 shares of common shares issued and outstanding.

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

Stock Options

Stock option activity summary covering options granted to the Company’s employees and consultants is presented in the table below:

Weighted-average
			Remaining	Aggregate
	Number of	Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	694,122	$1.00	7.60	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2013	694,122	$1.00	7.10	$-

Of the above employee options outstanding, 493,747 are vested and exercisable at June 30, 2013.   During the six months ended June 30, 2013, the Company recognized stock-based compensation expense of approximately $99,770 related to stock options.  As June 30, 2013, there was approximately $16,628 of total unrecognized compensation cost related to non-vested stock options.

Warrants

A summary of information regarding common stock warrants outstanding is as follows:

			Weighted-average
			Remaining	Aggregate
	Number of	Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	755,250	$1.83	1.76	$-
Issued	86,956	$1.16	2.67	$-
Exercised	-	$-	-	$-
Expired	(100,000)	$2.50	-	$-
Outstanding at June 30, 2013	742,206	$1.73	1.85	$-

Note 8 – Related Party Transactions

Related parties include (i) MAC, the owner of 49% equity interest in Amber, (ii) John Jurasin, the Company’s CEO and formerly the sole stockholder of JOG, (iii) JTBOF, David R. Strawn, and David M. Klausmeyer, the Company’s stockholders, and (iv) Robert M. Gray, the Company’s director and former employee, and Timothy N. McCauley, the Company’s former officer.  Related party balances as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012

Due from related parties:
MAC	$358,232	$358,232
John Jurasin	3,716	6,033
Other	2,012	2,012
	$363,960	$366,277

Due to related parties:
John Jurasin	$867,546	$839,976
Gray	50,606	50,606
Klausmeyer	12,193	12,193
Strawn	12,193	12,193
	$942,538	$914,968

MAC

Amber is partially owned by MAC, an affiliate of the Company’s lender, MBL, and Radiant uses the proportionate consolidation method to consolidate Amber. JOG, Radiant’s wholly owned subsidiary, pays for goods and services on behalf of Amber and passes those charges on to Amber through intercompany billings. Periodically, Amber will reimburse JOG for these expenses, or potentially pays for goods and services on behalf of JOG. These transactions are recorded as a due to/from Amber in JOG’s records and as a due to/from JOG in Amber’s records. Due to the fact that Radiant only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the due from Amber related to the other interest owner does not eliminate and is carried as a due from Amber until the balance is settled through a cash payment. Due from related party was $358,232 as of June 30, 2013 and December 31, 2012.

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

During the years ended December 31, 2011 and 2012 John Jurasin advanced the Company various amounts in order to pay operating expenses, with no formal repayment terms. The total balance due on these advances was $174,248 and $146,678 as of June 30, 2013 and December 31, 2012, respectively.

Additionally, two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries Amber and RLE to fund operations.  Interest is accrued at a rate of 4% per year.  The first note of $884,000, issued on August 5, 2010, matures upon the earlier of (i) May 31, 2013 or (ii) the date on which the Company closes any equity financing in which the Company receives gross proceeds of at least $10 million. The additional note for $165,000, issued on October 12, 2010, is due and payable on demand at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facilities (Note 4). The Company made partial repayments on these notes of $15,152 during the year ended December 31, 2010 and $340,550 during the years ended December 31, 2012.  The balance due on these notes totaled $693,298 as of June 30, 2012 and December 31, 2012. Accrued interest on these notes was $153,139 and $131,585 as of June 30, 2013 and December 31, 2012, respectively.

David R. Strawn and David M. Klausmeyer

Mr. Strawn and Mr. Klausmeyer, shareholders of the Company, each loaned the Company total of $12,193 between March 2002 and June 2005. The notes accrue interest at 8% per annum. The total accrued interest was $33,675 and $31,424 as of June 30, 2013 and December 31, 2012, respectively.

Robert M. Gray and Timothy N. McCauley

Mr. Gray, a director of the Company and employee until March 2011, and Mr. McCauley, vice president of the Company until December 2011, were owed $26,042 and $26,167, in salaries at March 31, 2013 and December 31, 2012, respectively.  These balances are included in accounts payable and accrued expenses.  Additionally, at June 30, 2013 and December 31, 2012, Mr. Gray was owed $50,606, included in due to related parties, for consulting services rendered prior to becoming an employee of Radiant.

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

Liquidity and Capital Resources

At June 30, 2013, we have current assets of $393,247, current liabilities of $7,576,933, and a working capital deficit of $7,183,686.  In early 2013, we took an initiative to become current in our public company compliance reporting requirements which we believe will permit us to raise capital and effect acquisitions through equity and/or convertible debt transactions at more favorable terms than we might otherwise achieve.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Depreciation, depletion and amortization expense for three months ended June 30, 2013 was $897 compared to $996 for the three months ended June 30, 2012.  The decrease in depreciation, depletion and amortization expense was due to several office furniture items became fully depreciated in late 2012.

General and administrative expenses for the three months ended June 30, 2013 increased by $48,473 or 23% compared to the three months ended June 30, 2012.  The increase was primarily due to increased compensation and fees for consulting, legal, and accounting services for the 2013 period when compared to the prior 2012 period offset by reduction in workforce.

Gain on derivative liabilities for the three months ended June 30, 2013 was $532 compared to a loss on derivative liabilities of $34,931 for the three months ended June 30, 2012.  The change in fair value of our derivative liabilities was due to market price fluctuations.

Other income for the three months ended June 30, 2013 decreased by $250,000 as compared to the three months ended June 30, 2012.  The decrease was due to a non-refundable prospect fee of $250,000 paid by Grand Synergy was recorded in prior period. This related to a “Shallow Oil Agreement” with Grand Synergy (see annual report on the form of 10K for the year ended December 31, 2012 for detailed description of this transaction). There was no such income in 2013.

Interest expense for the three months ended June 30, 2013 increased by $6,633 or 9% compared to the three months ended June 30, 2012. The increase was mainly due to increased interest rate on Asher note that defaulted in November 2012.

The above mentioned factors resulted in a net loss for the three months ended June 30, 2013 of $340,858 compared to a net loss of $71,314 for three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Depreciation, depletion and amortization expense for the six months ended June 30, 2013 was $1,794 compared to $1,893 for the six months ended June 30, 2012.  The decrease in depreciation, depletion and amortization expense was due to several office furniture items became fully depreciated in late 2012.

General and administrative expenses for the six months ended June 30, 2013 increased by $366,285 or 114% compared to the six months ended June 30, 2012.  The increase was primarily due to increased compensation and fees for consulting, legal, and accounting services for the 2013 period when compared to the prior 2012 period offset by reduction in workforce.

Gain on derivative liabilities for the six months ended June 30, 2013 was $84,916 compared to a loss on derivative liabilities of $85,937 for the six months ended June 30, 2012.  The change in fair value of our derivative liabilities was due to market price fluctuations.

Other income for the six months ended June 30, 2013 decreased by $250,000 as compared to the six months ended June 30, 2012.  The decrease was due to a non-refundable prospect fee of $250,000 paid by Grand Synergy was recorded in prior period. This related to a “Shallow Oil Agreement” with Grand Synergy (see annual report on the form of 10K for the year ended December 31, 2012 for detailed description of this transaction). There was no such income in 2013.

Interest expense for the six months ended June 30, 2013 increased by $16,566 or 11% compared to the six months ended June 30, 2012.   The increase was mainly due to increased interest rate on Asher note that defaulted in November 2012.

The above mentioned factors resulted in a net loss for the six months ended June 30, 2013 of $776,787 compared to a net loss of $314,888 for six months ended June 30, 2012.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2013, the Company did not have any off-balance sheet arrangements.

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

There were no changes to the Company’s internal controls during the quarter ended June 30, 2013.

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