Form 10-Q
period 2013-09-30
RADIANT OIL & GAS INC
filed 2014-01-22
CIK 928447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

For a more complete understanding of the matters involving the Company, this Form 10-Q should be read together with the Comprehensive 10-K as well as the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, that were filed simultaneously with this Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RADIANT OIL AND GAS, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,100	$162,330
Prepaid Expenses	79,540	-
Other current assets	115,266	115,029
Due from related parties	364,122	366,277
TOTAL CURRENT ASSETS	676,028	643,636
PROPERTY AND EQUIPMENT
Unevaluated property, accounted for using the full cost method of accounting	57,190	-
Property and equipment, net of accumulated depreciation of $185,727 and $183,933, respectively	587	3,278
TOTAL PROPERTY AND EQUIPMENT	57,777	3,278
TOTAL ASSETS	$733,805	$646,914
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,457,404	$1,353,160
Cash advance on acquisition option	55,565	55,565
Notes payable	3,537,387	3,497,081
Convertible notes payable	142,500	142,500
Accrued interest	1,122,140	862,092
Due to related parties	980,316	914,968
Derivative liabilities	1,066,697	455,348
TOTAL CURRENT LIABILITIES	8,362,009	7,280,714
Deferred gain	927,831	887,076
Asset retirement obligations	100,000	100,000
TOTAL LIABILITIES	9,389,840	8,267,790
Commitments and contingencies	50,000	50,000
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized, 12,024,769 and 11,847,813 shares issued and outstanding respectively as of September 30, 2013 and December 31,2012	120,248	118,478
Additional paid-in capital	3,660,956	3,401,328
Accumulated deficit	(12,487,239)	(11,190,682)
TOTAL STOCKHOLDERS' DEFICIT	(8,706,035)	(7,670,876)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$733,805	$646,914

The accompanying footnotes are an integral part of these unaudited financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

OPERATING EXPENSES:
Depreciation, depletion, and amortization	$897	$897	$2,691	$2,790
General and administrative expense	293,634	396,610	982,155	718,846
TOTAL OPERATING EXPENSES	294,531	397,507	984,846	721,636

OPERATING LOSS	(294,531)	(397,507)	(984,846)	(721,636)

OTHER (INCOME) EXPENSE:
Loss (gain) on derivative liabilities	(53,292)	36,081	(138,208)	122,018
Loss on warrant derivative	149,557	-	149,557	-
Other income	-	-	-	(250,000)
Interest expense	128,974	78,694	300,362	233,516
Total other (income) expenses	225,239	114,775	311,711	105,534

NET LOSS	$(519,770)	$(512,282)	$(1,296,557)	$(827,170)

LOSS PER SHARE - Basic and diluted	$(0.04)	$(0.04)	$(0.11)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING -
Basic and diluted	12,024,769	11,847,813	12,000,891	11,668,134

The accompanying footnotes are an integral part of these unaudited financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Stockholders’ Deficit
For the nine month period ended September 30, 2013
 (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	11,847,813	$118,478	$3,401,328	$(11,190,682)	$(7,670,876)

Common stock issued for cash	176,956	1,770	143,230	-	145,000

Stock based compensation	-	-	116,398	-	116,398

Net loss	-	-	-	(1,296,557)	(1,296,557)

Balance at September 30, 2013	12,024,769	$120,248	$3,660,956	$(12,487,239)	$(8,706,035)

The accompanying footnotes are an integral part of these unaudited financial statements

RADIANT OIL AND GAS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,296,557)	$(827,170)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation, depletion & amortization	2,691	2,790
Amortization of deferred financing charges	-	649
Amortization of debt discount	39,452	-
Loss (gain) on derivative liabilities	(138,208)	122,018
Loss on warrant derivative issued in connection with debt	149,557	-
Stock-based compensation	116,398	184,368
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(79,540)	-
Decrease (increase) in other current assets	(237)	(1,843)
Decrease (increase) in due from related parties	2,155	3,116
Increase in accounts payable and accrued expenses	365,146	316,351
Increase (decrease) in deferred income	40,755	587,354
Increase (decrease) in due to related party	-	(132,008)
Net cash provided by (used in) operating activities	(798,388)	255,625
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unevaluated oil and gas properties	(57,190)	-
Purchase of equipment	-	(1,893)
Net cash provided by (used in) investing activities	(57,190)	(1,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and notes payable	600,000	900
Payments on notes payable	-	(1,435)
Proceeds from borrowings from related parties	67,346	59,274
Payments on borrowings from related parties	(1,998)	(340,550)
Proceeds from issuance of common stock	145,000	79,000
Net cash provided by financing activities	810,348	(202,811)
INCREASE (DECREASE) IN CASH	(45,230)	50,921
CASH, BEGINNING OF PERIOD	162,330	12,004
CASH, END OF PERIOD	$117,100	$62,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR
Income taxes	$-	$-
Interest	$862	$503
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount related to warrants granted	$600,000	$-

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

Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficit of $7,685,981 and an accumulated deficit of $12,487,239 as of September 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to raise funds through the issuance of debt, the sale of common stock, merger with another company or the sale of partial interests in our projects to other industry participants.

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

As of September 30, 2013, $245,000 of the amount received from Black Gold is shown as deferred gain in the consolidated balance sheet. This amount was recorded as deferred gain due to the fact that Black Gold did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties.

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

The non-refundable prospect fee of $250,000 received from Grand in June 2012 was recorded as Other Income on the Income Statement for the year ended December 31, 2012. The initial project cost of $300,000 received from Grand in July 2012 and the $1,000,000 received from Grand in November 2012 for drilling costs are recorded a deferred gain and related drilling costs of $617,169 was netted in this deferred gain balance as of September 30, 2013. This amount was recorded as deferred gain due to the fact that Grand Synergy did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties. At the time the remaining funds are received from Grand, the Company will transfer the ownership of the leases to Charenton and will recognize the gross amount received, less the $300,000 as drilling revenue. The $300,000 will be recognized as revenue from the sale of leases. Related costs, including the amount currently deferred, will be recognized as drilling cost and leasehold costs, respectively.

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

In connection with this pending acquisition, the Company incurred various legal and professional expenses totaling $57,190, which were capitalized as part of acquisition as of September 30, 2013.

Note 3 – Notes Payable and Convertible Notes Payable

Notes payable as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Senior credit facility (AE)	$2,032,188	$2,032,188
Senior credit facility (RLE)	818,309	818,309
Fermo Jaeckle note	475,000	475,000
Debentures (JTBOF)	150,000	150,000
Bridge loan	600,000	-
Line of credit (Capital One Bank)	22,438	21,584
Total notes payable	4,097,935	3,497,081
Less: unamortized discount	(560,548)	-
Less: current portion	(3,537,387)	(3,497,081)
Long-term portion	$-	$-

Senior Credit Facility of Amber (“Amber Credit Facility”)

As of September 30, 2013 and December 31, 2012, the Company had the outstanding balance on its Amber Credit Facility of $2,032,188. The Amber Credit Facility contained restrictive financial covenants. In 2010 and through the amendment of the credit facility, the Company was not in compliance with certain of the financial covenants contained within the credit facility. As a result, outstanding balance of the Amber Credit Facility was in default as of September 30, 2013 and December 31, 2012. For the nine months ended September 30, 2013 and 2012, the Company recognized interest expense on the Amber Credit Facility of $50,816 and $50,268, respectively.

Senior Credit Facility of RLE (“RLE Credit Facility”)

As of September 30, 2013 and December 31, 2012, the Company had an outstanding balance on its RLE Credit Facility of $818,309.  Accrued interest related to this credit facility amounted to $326,736 and $240,472 as of September 30, 2013 and December 31, 2012, respectively. The RLE Credit Facility contained restrictive financial covenants. The Company is not in compliance with certain of the financial covenants contained within the credit facility. Interest is accrued at the default interest rate of 11.25% during 2013 and 2012.  During the nine months ended September 30, 2013 and 2012, the Company recognized interest expense on the RLE Credit Facility of $86,264 and $84,154, respectively.

Fermo Jaeckle  Note

In February 2011, the Company issued a convertible promissory note to Fermo Jaeckle (“10% Convertible Note”) in the principal amount of $475,000.  Additionally, the Company issued to Mr. Jaeckle 475,000 shares of its common stock.  The note bears interest at 10% per annum and matured on July 31, 2011.  At the holder’s option, the note may be converted into the Company’s Series A convertible redeemable preferred stock at a conversion price of $30 per share. The conversion right ends at maturity. This note was not converted prior to maturity on July 31, 2011 and therefore is not considered convertible as of September 30, 2013.

The Company determined the fair value of the common stock issued to be $237,500, and that no beneficial conversion feature exists.  This amount was recorded as a discount upon issuance of the 10% Convertible Note, and the discount was amortized over the term of the note.   As of September 30, 2013 and December 31, 2012, the discount has been fully amortized.

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

John Thomas Bridge & Opportunity Fund (“JTBOF”) is a significant stockholder.  See Note 10 for related party discussions.

Bridge Loan

In August 2013, the Company entered into a Bridge Loan Agreement with various individuals whereby the Company borrowed $600,000 at an annual interest rate of 12% accruing until maturity. The final maturity is 12 months from the date of the receipt of cash proceeds in the aggregate amount of $3,000,000 or greater from subsequent financings. The Company has issued to the note holder warrants to purchase 1,500,000 shares of Radiant common stock at a purchase price of $0.01 per share. The warrants were considered a derivative liability (see Note 5 – Derivative Liabilities for more detail).

Line of Credit

The Company has a line of credit from the Capital One Bank for up to $25,000 that carries a 7% interest rate.  As of September 30, 2013 and December 31, 2012, the outstanding balance on the line of credit was $22,438 and $21,584, respectively.

Convertible Debt

Convertible notes payable as of June 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Asher Note # 1	$90,000	$90,000
Asher Note # 2	52,500	52,500
Total convertible notes payable	142,500	142,500
Less: current portion	(142,500)	(142,500)
Long-term portion	$-	$-

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

The notes are unsecured and originally matured on March 29, 2012 and April 26, 2012, respectively. Both notes defaulted on November 16, 2011.  According to provisions of the credit agreement, in case of a default, the principal of the notes increases 150%. As such, the total principal of the notes increased from $95,000 to $142,500 as of September 30, 2013 and December 31, 2012. Accrued interest was $49,287 and $19,257 as of September 30, 2013 and December 31, 2012, respectively.

Note 4 – Derivative Liabilities

Agent Warrants

In November 2010, John Thomas Financial, Inc. (“JTF”) received warrants to purchase 121,500 shares of the Company’s common stock at an exercise price of $1.05. The warrants were given as an additional compensation for placing an offering of the common stock. The warrants had a contractual term of 5 years and vested immediately. The warrants had an exercise price reset provision clause that triggered derivative accounting under ASC 815.  The fair value of these warrants was calculated as $53,717 and $60,663 at the balance sheet dates of September 30, 2013 and December 31, 2012, respectively.

Tainted Warrants

In May 2011, the Company issued convertible promissory notes to JTBOF and JTBOF II in the principal amount of $75,000 each (see more detail in Note 4).  Additionally, the Company issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II.  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.  Upon the issuance of Asher convertible notes and as a consequence of its floating rate feature, these warrants and other existing warrants previously classified as equity have became tainted and considered a derivative liability. The fair value of these warrants was calculated as $180,534 and $304,186 at the balance sheet dates of September 30, 2013 and December 31, 2012, respectively.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant derivative liabilities as of balance sheet dates at September 30, 2013 and December 31, 2012, respectively:

	September 30,				December 31,
	2013				2012
Common stock issuable upon exercise of warrants				633,750				633,750
Estimated market value of common stock on measurement date	$			0.50	$			50
Exercise price		$0.12	-	4.00		$0.12	-	4.00
Risk free interest rate (1)		0.04	-	0.33%		0.11	-	0.36%
Expected dividend yield				0%				0%
Expected volatility (2)		240	-	277%		309	-	445%
Expected exercise term in years		0.63	-	2.04		0.38	-	2.87

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of September 30, 2013 and December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, the fair value of the derivatives was $83,004 and $90,499, respectively.  As of September 30, 2013 and December 31, 2012, the discount on the Asher Convertible Notes has been fully amortized.

The fair value of derivative liabilities related to the conversion options of the Asher Convertible Notes at inception has been estimated as of September 30, 2013 using the Lattice option pricing model, under the following assumptions:

	Asher	Asher
	Note # 1	Note # 2
Common stock issuable upon exercise of warrants	128,297	74,840
Estimated market value of common stock on measurement date	$0.50	$0.50
Exercise price	$0.46	$0.46
Risk free interest rate (1)	0.03%	0.03%
Expected dividend yield	0%	0%
Expected volatility (2)	161%	161%
Expected exercise term in years	0.00	0.00

(1)	The risk-free interest rate was determined by management using the one month Treasury bill yield as of the issuance dates.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

Bridge Loan Warrants

In August 2013, the Company entered into a bridge loan agreement with various individuals, totaling $600,000, along with warrants to purchase 1,500,000 shares of the Company’s common stock at $0.01 per share.  The related proceeds were received by the Company on September 6, 2013, and as such, the aforementioned warrants were deemed to be issued on that date.  The warrants have a contractual term of 5 years and vest immediately.  The warrants were tainted and considered a derivative.  The fair value of these warrants was calculated as $749,557 on the initial valuation date of September 6, 2013 and $749,442 at the balance sheet date of September 30, 2013, respectively.  The initial valuation exceeded the principal loan amount by $149,557 and was recorded as loss on note payable.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant derivative liabilities as of the balance sheet date at September 30, 2013 and on the initial valuation date at September 6, 2013, respectively:

	September 30,	September 6,
	2013	2012
Common stock issuable upon exercise of warrants	1,500,000	1,500,000
Estimated market value of common stock on measurement date	$0.50	$0.50
Exercise price	$0.01	$0.01
Risk free interest rate (1)	1.39%	1.77%
Expected dividend yield	0%	0%
Expected volatility (2)	247%	254%
Expected exercise term in years	4.93	5.00

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of September 30, 2013 and September 6, 2013.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

The following tables set forth the changes in the fair value measurements of our Level 3 derivative liabilities during the nine months ended September 30, 2013:

			Increase
			(Decrease) in
		Activity	Fair Value of
	December 31,	during the	Derivative	September 30,
	2012	period	Liability	2013
Derivative liability - warrants	$60,663	$-	$(6,946)	$53,717
Derivative liability - tainted warrants	304,186	-	(123,652)	180,534
Derivative liability - convertible debt	90,499	-	(7,495)	83,004
Derivative liability bridge loan	-	749,557	(115)	749,442
	$455,348	$749,557	$(138,208)	$1,066,697

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of September 30, 2013
Derivative liability - agent warrants	$-	$-	$53,717	$53,717
Derivative liability - tainted warrants	-	-	180,534	180,534
Derivative liability - convertible debt	-	-	83,004	83,004
Derivative liability bridge loan	-	-	749,442	749,442
Total	$-	$-	$1,066,697	$1,066,697

	Fair Value Measurements at December 31, 2012
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2012
Derivative liability - agent warrants	$-	$-	$60,663	$60,663
Derivative liability - tainted warrants	-	-	304,186	304,186
Derivative liability - convertible debt	-	-	90,499	90,499
Derivative liability - bridge loan	-	-	-	-
Total	$-	$-	$455,348	$455,348

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Nine Months Ended
	September 30,
	2013	2012
Beginning balance	$(455,348)	$(277,013)
Total gains (losses)	138,208	(122,018)
Settlements	-	-
Additions	(749,557)	-
Transfers	-	-
Ending balance	$(1,066,697)	$(399,031)

Change in unrealized gains included in earnings relating to derivatives still held as of June 30, 2013 and 2012	$138,208	$(122,018)

Note 6 – Asset Retirement Obligation

The following table reflects the changes in the asset retirement obligation (“ARO”) during nine months ended September 30, 2013:

Amount
Asset retirement obligation as of December 31, 2012	$100,000
Additions	-
Current period revision to previous estimates	-
Costs for abandonment of wells	-
Current period accretion	-
Asset retirement obligation as of September 30, 2013	$100,000

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

Note 7 – Stockholders’ Deficit

As of September 30, 2013, there were 12,024,769 shares of common shares issued and outstanding.

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

Stock Options

Stock option activity summary covering options granted to the Company’s employees and consultants is presented in the table below:

Weighted-average
			Remaining	Aggregate
	Number of	Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	694,122	$1.00	7.60	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2013	694,122	$1.00	6.85	$-

All of the above employee options outstanding are vested and exercisable at September 30, 2013.   During the nine months ended September 30, 2013, the Company recognized stock-based compensation expense of approximately $149,557 related to stock options.  As September 30, 2013, there was no unrecognized compensation cost.

Warrants

A summary of information regarding common stock warrants outstanding is as follows:

			Weighted-average
			Remaining	Aggregate
	Number of	Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	755,250	$1.83	1.76	$-
Issued	86,956	$1.16	2.42	$-
Exercised	-	$-	-	$-
Expired	(100,000)	$2.50	-	$-
Outstanding at June 30, 2013	742,206	$1.73	1.83	$-

Note 8 – Related Party Transactions

Related parties include (i) MAC, the owner of 49% equity interest in Amber, (ii) John Jurasin, the Company’s CEO and formerly the sole stockholder of JOG, (iii) JTBOF, David R. Strawn, and David M. Klausmeyer, the Company’s stockholders, and (iv) Robert M. Gray, the Company’s director and former employee, and Timothy N. McCauley, the Company’s former officer. Related party balances as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012

Due from related parties:
MAC	$358,232	$358,232
John Jurasin	3,878	6,033
Other	2,012	2,012
	$364,122	$366,277

Due to related parties:
John Jurasin	$905,324	$839,976
Gray	50,606	50,606
Klausmeyer	12,193	12,193
Strawn	12,193	12,193
	$980,316	$914,968

MAC

Amber is partially owned by MAC, an affiliate of the Company’s lender, MBL, and Radiant uses the proportionate consolidation method to consolidate Amber. JOG, Radiant’s wholly owned subsidiary, pays for goods and services on behalf of Amber and passes those charges on to Amber through intercompany billings. Periodically, Amber will reimburse JOG for these expenses, or potentially pays for goods and services on behalf of JOG. These transactions are recorded as a due to/from Amber in JOG’s records and as a due to/from JOG in Amber’s records. Due to the fact that Radiant only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the due from Amber related to the other interest owner does not eliminate and is carried as a due from Amber until the balance is settled through a cash payment. Due from related party was $358,232 as of September 30, 2013 and December 31, 2012.

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

During the years ended December 31, 2011 and 2012 John Jurasin advanced the Company various amounts in order to pay operating expenses, with no formal repayment terms. The total balance due on these advances was $212,026 and $146,678 as of September 30, 2013 and December 31, 2012, respectively.

Additionally, two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries Amber and RLE to fund operations.  Interest is accrued at a rate of 4% per year.  The first note of $884,000, issued on August 5, 2010, matures upon the earlier of (i) May 31, 2013 or (ii) the date on which the Company closes any equity financing in which the Company receives gross proceeds of at least $10 million. The additional note for $165,000, issued on October 12, 2010, is due and payable on demand at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facilities (Note 4). The Company made partial repayments on these notes of $15,152 during the year ended December 31, 2010 and $340,550 during the years ended December 31, 2012.  The balance due on these notes totaled $693,298 as of September 30, 2012 and December 31, 2012. Accrued interest on these notes was $143,527 and $131,585 as of September 30, 2013 and December 31, 2012, respectively.

David R. Strawn and David M. Klausmeyer

Mr. Strawn and Mr. Klausmeyer, shareholders of the Company, each loaned the Company total of $12,193 between March 2002 and June 2005. The notes accrue interest at 8% per annum. The total accrued interest was $34,853 and $31,424 as of September 30, 2013 and December 31, 2012, respectively.

Robert M. Gray and Timothy N. McCauley

Mr. Gray, a director of the Company and employee until March 2011, and Mr. McCauley, vice president of the Company until December 2011, were owed $26,042 and $26,042 in salaries at September 30, 2013 and December 31, 2012, respectively.  These balances are included in accounts payable and accrued expenses.  Additionally, at September 30, 2013 and December 31, 2012, Mr. Gray was owed $50,606, included in due to related parties, for consulting services rendered prior to becoming an employee of Radiant.

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

Liquidity and Capital Resources

At September 30, 2013, we have current assets of $676,028, current liabilities of $8,362,009 and a working capital deficit of $7,685,981.  In early 2013, we took an initiative to become current in our public company compliance reporting requirements which we believe will permit us to raise capital and effect acquisitions through equity and/or convertible debt transactions at more favorable terms than we might otherwise achieve.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Depreciation, depletion and amortization expense for three months ended September 30, 2013 stayed the same as for the three months ended September 30, 2012 and was $897.

General and administrative expenses for the three months ended September 30, 2013 decreased by $102,976 or 26% compared to the three months ended September 30, 2012.  The decrease was primarily due to decreased compensation and fees for consulting, and legal services for the 2013 period when compared to the prior 2012 period.

Gain on derivative liabilities for the three months ended September 30, 2013 was $53,292 compared to a loss on derivative liabilities of $36,081 for the three months ended September 30, 2012.  The change in fair value of our derivative liabilities was due to market price fluctuations.

Loss on warrant derivative for the three months ended September 30, 2013 was $149,557 compared to $-0- for the three months ended September 30, 2012. The increase was due to warrants issued in connection with Bridge loan (see “Recent Developments” section above) were valued at $749,557. $600,000 of this amount was applied to principal of the loan (see Footnote 3 to financial statements “Notes Payable”) and the excess was recorded as loss on note payable in the income statement. There was no such transaction in prior period in 2012.

Interest expense for the three months ended September 30, 2013 increased by $50,280 or 63% compared to the three months ended September 30, 2012.  The increase was mainly due to increased interest rate on Asher note that defaulted in November 2012 and amortization of discount on Asher note.

The above mentioned factors resulted in a net loss for the three months ended September 30, 2013 of $519,770 compared to a net loss of $512,282 for three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Depreciation, depletion and amortization expense for the nine months ended September 30, 2013 was $2,691 compared to $2,790 for the nine months ended September 30, 2012.  The decrease in depreciation, depletion and amortization expense was due to several office furniture items became fully depreciated in late 2012.

General and administrative expenses for the nine months ended September 30, 2013 increased by $263,309 or 37% compared to the nine months ended September 30, 2012.  The increase was primarily due to increased compensation and fees for consulting, legal, and accounting services for the 2013 period when compared to the prior 2012 period.

Gain on derivative liabilities for the nine months ended September 30, 2013 was $138,208 compared to a loss on derivative liabilities of $122,018 for the nine months ended September 30, 2012.  The change in fair value of our derivative liabilities was due to market price fluctuations.

Loss on warrant derivative for the nine months ended September 30, 2013 was $149,557 compared to $-0- for the nine months ended September 30, 2012. The increase was due to warrants issued in connection with Bridge loan (see “Recent Developments” section above) were valued at $749,557. $600,000 of this amount was applied to principal of the loan (see Footnote 3 to financial statements “Notes Payable”) and the excess was recorded as loss on note payable in the income statement. There was no such transaction in prior period in 2012.

Other income for the nine months ended September 30, 2013 decreased by $250,000 as compared to the nine months ended September 30, 2012.  The decrease was due to a non-refundable prospect fee of $250,000 paid by Grand Synergy was recorded in prior period. This related to a “Shallow Oil Agreement” with Grand Synergy (see annual report on the form of 10K for the year ended December 31, 2012 for detailed description of this transaction). There was no such income in 2013.

Interest expense for the nine months ended September 30, 2013 increased by $66,846 or 29% compared to the nine months ended September 30, 2012.  The increase was mainly due to increased interest rate on Asher note that defaulted in November 2012 and amortization of discount on Asher note.

The above mentioned factors resulted in a net loss for the nine months ended September 30, 2013 of $1,296,557 compared to a net loss of $827,170 for nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2013, the Company did not have any off-balance sheet arrangements.

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

There were no changes to the Company’s internal controls during the quarter ended September 30, 2013.

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