Form 10-K/A
period 2012-12-31
RADIANT OIL & GAS INC
filed 2014-01-23
CIK 928447

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K/A

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common shares outstanding as of January 16, 2014 16,219,408.

EXPLANATORY NOTE

The purpose of this Amendment to the Annual Report on Form 10-K of Radiant Oil & Gas, Inc. for the fiscal years ended December 31, 2012 and 2011, filed with the Securities and Exchange Commission on January 22, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements*

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

3.1	Amended Articles of Incorporation of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 16, 2010 as Exhibit 3.1).

3.2	By-Laws of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 16, 2010 as Exhibit 3.2)

10.1	First Lien Credit Agreement, dated October 4, 2013, by and among the Company, through its wholly subsidiary Radiant Acquisitions 1, LLC with various Lenders.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Label Linkbase Document**

*Previously filed.
**Filed herewith.

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

EXHIBIT INDEX

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

3.1	Amended Articles of Incorporation of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 16, 2010 as Exhibit 3.1).

3.2	By-Laws of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 16, 2010 as Exhibit 3.2)

10.1	First Lien Credit Agreement, dated October 4, 2013, by and among the Company, through its wholly subsidiary Radiant Acquisitions 1, LLC with various Lenders.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Label Linkbase Document**

*Previously filed.
**Filed herewith.