Form 10-Q/A
period 2013-03-31
RADIANT OIL & GAS INC
filed 2014-01-23
CIK 928447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment to the Quarterly Report on Form 10-Q of Radiant Oil & Gas, Inc. for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on January 22, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Previously filed
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT OIL & GAS, INC.

Date: January 22, 2014	By:	/s/ John M. Jurasin
John M. Jurasin, Chairman of the Board,
Chief Executive Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Previously filed
** Filed herewith