Form 10-Q/A
period 2013-06-30
RADIANT OIL & GAS INC
filed 2014-01-23
CIK 928447

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

EXPLANATORY NOTE:

The purpose of this Amendment to the Quarterly Report on Form 10-Q of Radiant Oil & Gas, Inc. for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on January 22, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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