Form 10-K
period 2013-12-31
RADIANT OIL & GAS INC
filed 2014-05-07
CIK 928447

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

  ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No ☒

On June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter 9,862,897 shares of its common stock, $0.001 par value per share were held by non-affiliates of the registrant. The market value of those shares was 11,342,331 based on the last sale price of $1.15 per share of the common stock on that date. For this purpose, shares of common stock beneficially owned by each executive officer and director of the registrant, and each person known to the registrant to be the  beneficial owner of 10% of more of the common stock then outstanding, have been excluded because such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Not applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common shares outstanding as of May 2, 2014: 14,735,023

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

ITEM 1.  DESCRIPTION OF OUR BUSINESS

Radiant Oil and Gas, Inc. (“Radiant” or “the Company”) is an independent oil and gas exploration and production company that operates in the Gulf Coast region of the United States of America, specifically, onshore in Louisiana, Mississippi and Texas and the state waters of Louisiana, USA. The Company also has the capacity to operate in the federal waters offshore Texas and Louisiana in the Gulf of Mexico.

In August 2010, Jurasin Oil and Gas, Inc. (“JOG”) completed a reverse acquisition transaction (“Reorganization”) through an exchange agreement with the Company, whereby the Company acquired 100% of JOG’s issued and outstanding capital stock in exchange for 5,000,000 shares of the Company’s common stock.  The agreement provides for the issuance of up to an additional 1,000,000 shares of the Company’s common stock upon the satisfaction of certain performance conditions. The performance conditions have been met and 500,000 of the additional shares have been issued.

As a result of the reverse acquisition, JOG became the Company’s wholly-owned subsidiary and the former stockholders of JOG became the controlling stockholders of Radiant. The share exchange with Radiant was treated as a reverse acquisition, with JOG as the accounting acquirer and Radiant as the acquired party.

In March 2012 and June 2012, the Company entered into a joint venture agreement (“Shallow Oil Project”) with Grand Synergy Petroleum, LLC (“Grand”) and Black Gold Inc. (“Black Gold”), respectively. As a result of an agreement with Grand, two new Louisiana entities were formed, Charenton Oil Company, LLC (“Charenton”) on May 8, 2012 and Radiant Synergy Operating, LLC (“Synergy”) on June 28, 2012. Charenton is a wholly owned subsidiary of Radiant and Synergy is owned 50% by Radiant and 50 % by Grand.

Acquisitions and Financing

On October 9, 2013, the Company completed the purchase of oil and gas properties located in Louisiana and Mississippi for approximately $18,000,000 (“Vidalia”). The acquired properties contain over eighty (80) wells in Louisiana and Mississippi.  The Louisiana properties include over 39 wells and numerous leases located in Concordia, and La Salle Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin and Wilkinson Counties. At the time of acquisition, the properties included up to 30 productive wells and up to 38 shut-in wells that have been evaluated for work-over and behind pipe opportunities which are expected to provide for cost-effective near-term production increases.

Effective October 4, 2013, the Company, through its wholly-owned subsidiary Radiant Acquisitions 1, LLC (“Radiant Acquisitions”), entered into a First Lien Credit Agreement (the “Credit Agreement”) with various financial institutions (the “Lenders”).  The maximum aggregate commitment of the Lenders to advance loans under this Agreement was $39,788,000, and the maximum aggregate principal amount to be repaid by the Borrower in respect thereof is $40,600,000 and for any given loan, the amount of funds advanced by any Lender shall be ninety-eight percent (98%) of the amount of principal required to be repaid by the Borrower in respect of such Loan.  The Credit Agreement has an original stated maturity date of September 2018.  As part of the amendment, the maturity date was extended to December 2018.  The outstanding principal balance of the Loans (as may have been advanced from time to time) bears interest at a per annum rate of twelve percent (12%).  Any outstanding indebtedness from the Credit Agreement was collateralized by substantially all of the assets of Radiant Acquisitions. In addition, the Company pledged its ownership interest in Radiant Acquisitions and executed a parent company guaranty as additional security.  The Credit Facility contains restrictive financial covenants.  The proceeds from the Credit Agreement were used to fund the closing of its recent acquisition of oil and gas properties located in  Louisiana and Mississippi, as well as to develop multiple re-entry, work-over and drilling opportunities on acquired acreage throughout south Louisiana and Mississippi.

Core Areas of Operation and Certain Key Properties

Our proved oil and gas reserves are concentrated in the fields in the Louisiana Gulf Coast region. The fields tend to have stacked multiple producing horizons with production typically between 3,000 and 13,000 feet. Some of the fields have numerous available wellbores capable of providing workover and recompletion opportunities. We expect the characteristics of these fields to allow us to record significant proved behind pipe and PUD reserves in each annual year-end and mid-year reserve report. At August 1, 2013, our net proved developed producing, or PDP, reserves of 522.2 Mbbls of oil represented 9.3% of our 5,621.2 Mboe of total proved oil and natural gas reserves, our proved developed non-producing, or PDNP, reserves of 208.1 Mbbls were 3.7% of our total proved oil and natural gas reserves and our net proved undeveloped, or PUD, reserves of 4,890.9 Mboe were 87.0% of our total proved oil and natural gas reserves of 6,126.3Mboe. We sell substantially all of our current hydrocarbon production in the St. James market and receive premium Light Louisiana Sweet (LLS) pricing.

Type of Reserves	December 31, 2013	Mboe	December 31, 2012	Mboe
PDP	377.9	6.3%	400.9	6.7%
PDNP	121.6	2.0%	121.6	2.0%
PUD	5,472.4	91.7%	5,472.4	91.3%

Total	5,971.9	100.0%	5,994.9	100.0%

Properties

Vidalia

In October 2013, Radiant acquired the Vidalia properties, which include numerous leases in Concordia, and La Salle parishes in Louisiana and Adams, Amite, Franklin and Wilkinson counties in Mississippi.  We have an average working interest in these properties of 97.2% and an average net revenue interest of 72.4%.

The acquired leases represent 3,500 gross acres (2,964 net) and over 80 wells.  Productive zones range from 3,000 feet to 8,600 feet. The capital plan for Vidalia includes continued spending on work-over activity and drilling of PUD locations. When acquired, Vidalia had 24 productive wells and numerous shut in locations.  To date, we have worked over 18 wells, creating a total of 23 wells capable of production.  We intend to continue working on our wells with spending expected to continue through 2014.

Ensminger Project

The Company had a minority interest in a well (Ensminger #1) drilled on this prospect. The lease was abandoned in 2011 and agreements with participants in this prospect area expired in mid-2012. Between 2005 to 2007, the Ensminger #1 well produced from the lower Planulina 69 Sand at a maximum productive rate of 10.4 MMCF/D and 205 BO/D, with what we estimate to be cumulative production of over 3.25 BCF and 49 MBO (from only 6 feet of pay; the thinnest of the three pay sands). The operator shut in production while the well was still producing at a rate of 2 MMCF/D and 11 BO/D with no formation water. The plan was to abandon the 69 Sand and re-complete in the 68 Sand with an expected production rate of 18 MMCF/D. During the recompletion, the operator lost tools in the hole, and subsequent failed fishing operations resulted in damage to the casing, making further use of the well bore unfeasible.

During the fourth quarter of 2013, the Company acquired a lease for materially the same area as the area leased and exploited in 2005 to 2007. The Ensminger Project covers 634 acres, in which we own a 100.0% working interest and have a net revenue interest of 75.0%.

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

The estimated net cost to drill and complete the proposed sidetrack is $2.9 million.

Coral Project

During fourth quarter 2013, The Company was a high bidder on two leases in this area covering approximately 1,405 acres. We have a 100% working interest and a 76.0% net revenue interest in the Coral Project. We intend to act as the operator of this project to re-enter and complete a well. Coral consists of 1,405 gross acres in shallow Louisiana state coastal waters of St. Mary Parish.

The Coral Project is a multiple well prospect in an old Shell Oil Company field, which has produced 509 BCF and 65 MMBO. The prospect includes drilling in a new fault block extension of the Eugene Island Block 18 field. The primary objective is the geopressured Tex. W. sands which have produced 103 BCF and 2.8 MMBC in the field proper. Three Tex W sands, ranging in depths from 12,300 feet to 12,800 feet are the specific prospect targets. The initial proposed well will be a re-entry from the inactive COCKRELL #1 SL 14354 borehole. The estimated net cost to re-enter and complete the proposed well is $3.4 million.

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

Focus on Mature Fields with Existing Infrastructure. We currently have in excess of 7,000 Gulf Coast region net acres held by production or under direct leasehold. Our primary focus is on the re-development of existing fields with substantial historical production and relatively low cost of entry.

Exploitation and Development of Our Properties. We will continue to focus on the development and exploration efforts in our Gulf Coast properties, which we recently acquired. We believe that our properties will allow us to grow through low-risk, in-fill and side-track drilling programs that present attractive opportunities to expand our reserve base and through workovers and recompletions, field extensions, delineating deeper formations within existing fields. We also intend to increase our acreage position in those areas in which we currently operate.

Pursue Opportunistic Acquisitions of Underdeveloped Properties. We intend to continually review opportunities to acquire producing properties that include significant drilling prospects in our core operating areas and throughout the Gulf Coast region. We will continue to evaluate acquisition opportunities that we believe will further enhance our operations and reserves in a cost-effective manner.

Actively Manage Our Drilling Program. Our strategy is to increase our oil and natural gas reserves and production while carefully managing the development and operating costs associated with our current and future production. We expect to implement this strategy through drilling relatively low-cost wells and actively managing our contractors and service providers.

Utilize Our Industry and Technological Expertise. On average, each member of our management team has over 30 years of experience in the oil and gas industry. The technical expertise of our management team has led to the discovery of over 300.0 million barrels of oil equivalent of new discoveries during the course of their collective careers. We employ technical advancements, including 3-D seismic data, pre-stack depth and reverse-time migration, to identify and exploit new opportunities in our asset base. We also employ the latest directional drilling, completion and stimulation technology in our wells to enhance recoverability and accelerate cash flows.

2014 Budget. For 2014, we have targeted an initial capital budget of approximately $14.0 million to $20.0 million (including dry-hole costs), primarily focused on our Vidalia, Ensminger, Shallow Oil and Coral field projects. The capital program will include several maintenance projects in addition to field exploitation within Vidalia. Approximately $8.0 million will be expended in the first half of 2014. Success on these programs will provide cash flow and availability under our credit facility to conduct a drilling program across several fields in the second half of 2014.

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

Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production in Mississippi and Louisiana. We take an active role in determining the available pipeline alternatives for each property based on historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

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

Employees

As of May 7, 2014, we had 5 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

ITEM 1A.  RISK FACTORS

Risks Related to our Financial Condition

We currently have nominal revenues, have experienced losses, and anticipate that we will continue to incur losses for the foreseeable future.

For the period reported within this 10-K, both as the Successor and the Predecessor, the Company generated nominal oil and gas revenues within each period.  Combined with the Company’s operating expenses, the Company generated cumulative operating losses over the reported periods.  It should be expected that we will continue to experience operating losses at least through 2014. There can be no assurance that we will ever achieve net income from operations or otherwise become profitable.

We may have negative cash flow from operations.

We have historically experienced losses and negative cash flows from operations and these conditions raise substantial doubt about our ability to continue as a going concern and management is attempting to raise additional capital to address our liquidity. We believe that our negative cash flow from operations may continue at least through 2014. There can be no assurance that we will ever be able to raise sufficient capital to generate positive cash flow from operations.

The terms of Amber Energy, LLCs and Rampant Lion Energy, LLC’s debt obligation subject us to the risk of foreclosure on all of AE’s and RLE’s respective assets and imposes restrictions that may limit our ability to take certain actions.

Our subsidiaries Amber Energy, LLC (“AE”) and Rampant Lion Energy, LLC (“RLE”) both have secured credit facilities with Macquarie Bank Ltd. (“MBL”). All of the RLE and AE assets secure the Credit Facility. As of December 31, 2013, the outstanding balance on its RLE Credit Facility was $818,309.  Accrued interest related to this credit facility amounted to $367,757 and $-0- as of December 31, 2013 and 2012, respectively. The Credit Facility matured in September 2011. As of December 31, 2013, the Company had the outstanding balance on its AE of $2,032,188. Accrued interest related to this credit facility amounted to $413,829 as of December 31, 2013. The Credit Facility matured in September 2011.

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

We recently acquired our principal properties in October 2013 and may make acquisitions in the future. Future transactions may prove to stretch our internal resources and infrastructure. As a result, we may need to invest in additional resources, which will increase our costs. Any further acquisitions we make over the short term would likely intensify these risks.

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

The market for our common stock has the potential to be highly volatile, having ranged in the last twelve months from a low of $0.75 to a high of $1.15 on the “pink sheets.”  The trading price of our common stock on the “pink sheets” is subject to wide fluctuations in response to, among other things, the limited number of shares traded, and general economic and market conditions.  In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock.  The highly volatile nature of our stock price may cause investment losses for our stockholders.  In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities.  If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

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

As of May 1, 2014, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, approximately 78.8% of our outstanding voting securities.  As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders.  This concentration of ownership also may have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.  This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

 Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting.  In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.  We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2013 and 2012.

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

We failed to timely file our Annual Reports on Form 10-K for the fiscal years ended December 31, 2013, December 31, 2012 and 2011 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012, September 30, 2012, March 31, 2013, June 30, 2013 and September 30, 2013. Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act.  Our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits. Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.  Additionally, our failure to file our past periodic reports and future periodic reports has resulted in and could result in investors not receiving adequate information regarding the Company with which to make investment decisions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Vidalia

In October 2013, Radiant acquired the Vidalia properties, which include numerous leases in Catahoula, Concordia, La Salle and St. Mary’s parishes in Louisiana and Adams, Franklin and Wilkinson counties in Mississippi.  We have an average working interest in these properties of 97.2% and an average net revenue interest of 72.4%.

The acquired leases represent about 3,500 gross acres (2,964 net acres) and over 80 wells.   The Louisiana properties include over 39 wells and numerous leases located in Concordia and La Salle Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 30 productive wells and up to 38 shut-in wells that have been evaluated for work-over and behind pipe opportunities which are expected to provide for cost-effective near-term production increases.

Ensminger Project

The Company had a minority interest in a well (Ensminger #1) drilled on this prospect. The lease was abandoned in 2011 and agreements with participants in this prospect area expired in mid-2012. Between 2005 to 2007, the Ensminger #1 well produced from the lower Planulina 69 Sand at a maximum productive rate of 10.4 MMCF/D and 205 BO/D, with what we estimate to be cumulative production of over 3.25 BCF and 49 MBO (from only 6 feet of pay; the thinnest of the three pay sands). The operator shut in production while the well was still producing at a rate of 2 MMCF/D and 11 BO/D with no formation water. The plan was to abandon the 69 Sand and re-complete in the 68 Sand with an expected production rate of 18 MMCF/D. During the recompletion, the operator lost tools in the hole, and subsequent failed fishing operations resulted in damage to the casing; making further use of the well bore unfeasible.

During fourth quarter 2013, the Company has acquired a lease for materially the same area as the area leased and exploited in 2005 to 2007. The Ensminger Project covers 634 acres, in which we own a 100.0% working interest and have a net revenue interest of 75.0%.

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

The estimated net cost to drill and complete the proposed sidetrack is $2.9 million.

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

The Coral Project is a multiple well prospect in an old Shell Oil Company field, which has produced 509 BCF and 65 MMBO. The prospect includes drilling in a new fault block extension of the Eugene Island Block 18 field. The primary objectives are the geopressured Tex. W. sands which have produced 103 BCF and 2.8 MMBC in the field proper. Three Tex W sands, ranging in depths from 12,300 feet to 12,800 feet are the specific prospect targets. The initial proposed well will be a re-entry from the inactive COCKRELL #1 SL 14354 borehole. The estimated net cost to drill and complete the proposed sidetrack is $3.4 million.

The secondary objective in the Coral Project is the Cib. Op (Middle Miocene) sands in a deeper pool reservoir in a gas productive fault block at an estimated depth of 15,500 feet. The prospect is covered with 3-D seismic. We do not expect to drill to the Cib Op in 2014 unless we are able to sell a portion of our interest and significantly reduce or eliminate our capital requirement.

Acreage Data

As of December 31, 2013, we controlled approximately in excess of 7,000 Gulf Coast region net acres held by production or in primary term.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Pink OTC Market, Inc. under the symbol “ROGI.”  The market for our common stock on the Pink OTC Market, Inc. is limited, sporadic and potentially highly volatile.  The following table sets forth the approximate high and low bid quotations per share of our common stock on the Pink OTC Market for the periods indicated.  The closing price of our common stock on December 31, 2013 was $1.04.  The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

Period	High	Low

Fiscal Year Ended December 31, 2013
Quarter ended March 31	$1.15	$1.15
Quarter ended June 30	$1.15	$1.15
Quarter ended September 30	$1.15	$0.75
Quarter ended December 31	$1.04	$1.04

Fiscal Year Ended December 31, 2012
Quarter ended March 31	$1.75	$1.50
Quarter ended June 30	$1.50	$0.26
Quarter ended September 30	$0.26	$0.10
Quarter ended December 31	$1.15	$0.10

Holders of Record

We had 960 stockholders of record of our common stock as of May 2, 2014 not including an indeterminate number who may hold shares in “street name.”

Dividend Policy

We have never paid dividends on our common stock.  We currently intend to retain all earnings to fund our operations. Therefore we do not intend to pay any cash dividends on the common stock in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

 In connection with the Reorganization, we have adopted the 2010 Stock Option Plan, for which we have reserved 3,000,000 shares of common stock for issuance thereunder. As of April 30, 2014, there were 1,658,071 stock options issued and outstanding.

Recent Sale of Unregistered Securities

Other than described below, all securities sold by us during the fiscal years ended December 31, 2013 that were not registered under the Securities Act were previously disclosed in our quarterly reports on Form 10-Q or our current reports on Form 8-K.

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

In January and February 2013, the Company received $90,000 from Black Gold in accordance with the Shallow Oil agreement, in which $45,000 was for the sale of common stock (see Note 2 - Oil & Gas Properties). In accordance with provisions of Shallow Oil agreement, the Company issued 90,000 shares of its stock to Black Gold at a price of $0.50 per share.

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

Results of Operations

Effective October 9, 2013, the Company acquired oil and gas properties located in Louisiana and Mississippi (the “Vidalia Properties”). Successor references herein are referring to the consolidated information pertaining to the Company and its wholly owned subsidiaries and investments in which the Company has exclusive control. Predecessor references herein relate to the operations of the Vidalia Properties.

The Company has presented the Statement of Operations for the period of October 9, 2013 through December 31, 2013 for Successor, January 1, 2013 through October 8, 2013 for Predecessor and the year ended December 31, 2012 for Predecessor. For comparison purposes, the Predecessor and Successor were combined for the year ended December 31, 2013 as follows:

RADIANT OIL AND GAS, INC.
Consolidated Statements of Operations

	Successor	Predecessor	Pro Forma
	For the Period from October 9, 2013 to December 31, 2013	For the Period from January 1, 2013 to October 8, 2013	For the Year Ended December 31, 2013
OIL AND GAS REVENUES	$696,661	$1,742,512	$2,439,173

OPERATING EXPENSES:
Lease operating expenses	483,680	2,355,118	2,838,798
Depreciation, depletion, amortization and accretion	60,950	28,659	89,609
General and administrative expense	1,158,032	-	1,158,032
TOTAL OPERATING EXPENSES	1,702,662	2,383,777	4,086,439

OPERATING LOSS	(1,006,001)	(641,265)	(1,647,266)

OTHER INCOME (EXPENSE):
Unrealized loss on stock and warrant derivative liabilities	(1,192,523)	-	(1,192,523)
Unrealized gain on commodity derivative	146,420	-	146,420
Interest expense	(1,664,342)	-	(1,664,342)
Other income and expense, net	19,375	-	19,375
Total other expense	(2,691,070)	-	(2,691,070)

NET LOSS	$(3,697,071)	$(641,265)	$(4,338,336)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Oil and gas revenues for the year ended December 31, 2013 decreased by $1,526,844 or 38.5% compared to the year ended December 31, 2012. This decrease was due to shut down of various wells during 2013 that were producing in 2012. The Company is currently undertaking an effort to work over these wells in order to bring them back to producing status.

Lease operating expenses for the year ended December 31, 2013 decreased by $921,639 or 24.5% compared to the year ended December 31, 2012. This decrease was due to shut down of various wells during 2013 that were producing in 2012. The Company is currently undertaking an effort to work over these wells in order to bring them back to producing status.

Depreciation, depletion and amortization expense for the year ended December 31, 2013 was $52,254 compared to $-0- for the year ended December 31, 2012. No information other than revenue and lease operating expenses is available to Radiant regarding Predecessor operations during the year ended December 31, 2012.

Accretion expense for the year ended December 31, 2013 was $37,355 compared to $-0- for the year ended December 31, 2012. No information other than revenue and lease operating expenses is available to Radiant regarding Predecessor operations during the year ended December 31, 2012.

General and administrative expenses for the year ended December 31, 2013 was $1,158,032 compared to $-0- for the year ended December 31, 2012. No information other than revenue and lease operating expenses is available to Radiant regarding Predecessor operations during 2012.

The net loss on derivative liabilities for the year ended December 31, 2013 was $1,046,103, which included a gain on commodity derivative of $146,420, compared to $-0-  for the year ended December 31, 2012. No information other than revenue and lease operating expenses is available to Radiant regarding Predecessor operations during 2012.

Interest expense for the year ended December 31, 2013 was $1,664,342 compared to $-0- for the year ended December 31, 2012. No information other than revenue and lease operating expenses is available to Radiant regarding Predecessor operations during 2012.

Other income for the year ended December 31, 2013 was $19,375 compared to $-0- for the year ended December 31, 2012. No information other than revenue and lease operating expenses is available to Radiant regarding Predecessor operations during 2012.

The above mentioned factors resulted in a net loss for the year ended December 31, 2013 of $4,338,336 compared to net income of $205,580 for the year ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2013, we have current assets of $3,831,067 current liabilities of $9,645,574, and a working capital deficit of $5,814,507.

At December 31, 2013 and 2012, our cash and cash equivalents balance was $1,019,582 and $-0-, respectively. As of December 31, 2013 and 2012, restricted cash balance was $2,067,225 and $-0-, respectively.

In late 2013, we, through our wholly-owned subsidiary Radiant Acquisitions 1, LLC (“Radiant Acquisitions”), entered into a First Lien Credit Agreement (the “Credit Agreement”) with various financial institutions (the “Lenders”).  The maximum aggregate commitment of the Lenders to advance loans under this Agreement was $39,788,000, and the maximum aggregate principal amount to be repaid by the Borrower in respect thereof is $40,600,000 and for any given loan, the amount of funds advanced by any Lender shall be ninety-eight percent (98%) of the amount of principal required to be repaid by the Borrower in respect of such Loan.  The proceeds from the Credit Agreement were used to fund the closing of our recent acquisition of oil and gas properties located in Louisiana and Mississippi, as well as to develop multiple re entry, work-over and drilling opportunities on acquired acreage throughout south Louisiana and Mississippi.

Concurrent with the closing of the Credit Agreement, a total of $27,050,428 was disbursed to acquire the Vidalia Properties.  The Lenders have the right to approve future draw requests made by the Company.

We have significant cash requirements over the next twelve months and anticipate that our cash and cash equivalents balances in conjunction with advances under the Credit Agreement will substantially allow us to meet these requirements.

We intend to raise additional funds through public or private sale of our equity or debt securities, borrowing funds from private or institutional lenders, the sale of our interests in certain oil and gas properties, or farm out of oil and gas interests.  If we raise additional funds through the issuance of debt securities, these securities would have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly given the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.

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

Consolidated Statements of Cash Flows Data

	October 9, 2013 to December 31, 2013 (Successor)	January 1, 2013 to October 8, 2013 (Predecessor)	Year Ended December 31, 2013 (Pro Forma)
Net cash used in operating activities	$(1,438,290)	$(539,282)	$(1,977,572)
Net cash used in investing activities	(18,247,675)	-	(18,247,675)
Net cash provided by financing activities	20,588,447	539,282	21,127,729

Cash Used in Operating Activities

Net cash used in operating activities was $1,977,572 for the year ended December 31, 2013 compared to net cash provided by operating activities of $291,611 for the year ended December 31, 2012. In 2013, the Company used its cash mostly to fund its operations related to newly acquired oil & gas properties as well as other overhead expenses.

Cash Used in Investing Activities

For the year ended December 31, 2013, net cash used in investing activities of $18,247,675 was the result of the purchase of oil and gas properties amounting to $16,153,522 and purchase of equipment amounting to $26,928.

For the year ended December 31, 2012, there was no cash used in investing activities.

Cash Provided by Financing Activities

For the year ended December 31, 2013, net cash provided by financing activities of $21,127,729 was primarily attributable to borrowings on notes payable, amounting to $27,525,947 and proceeds from issuance of common stock of $750,000 offset by payments on notes payable and deferred financing costs amounting to $6,445,065.

For the year ended December 31, 2012, there was no cash used in financing activities.

Off-Balance Sheet Arrangements

For the period of October 9, 2013 through December 31, 2013, the period from January 1, 2013 to October 8, 2013 and the year ended December 31, 2012, the Company did not have any off-balance sheet arrangements.

Related Party Transactions

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

The Company, upon execution and delivery of the Patriot Agreement, paid to the Funds the sum of $15,000 in reimbursement for all legal fees and expenses of the Funds related to the Loan and the January 1, 2014 payment for $14,115.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The Company’s estimates include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, impairment of oil properties, asset retirement obligations, and calculations related to stock and warrant derivative liabilities and commodity derivative instruments.. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company and its subsidiaries maintain its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC), which insures the balances up to $250,000 per depositor.

Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist of cash. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only with major financial institutions thereby minimizing exposure for deposits in excess of federally insured amounts. We believe that credit risk associated with cash is remote.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at net realizable value. The Company establishes provisions for losses on accounts receivable if the Company determines that the Company will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Substantially all of accounts receivable balance relates to the most recent crude oil revenue sales.

Deferred Financing Charges

Deferred finance charges consist of legal and other fees incurred in connection with the issuance of notes payable and are capitalized and shown in the consolidated balance sheets. These charges are being amortized using the effective interest method over the term of the related notes.

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

Oil and Natural Gas Properties

The Company accounts for its oil and natural gas producing activities using the full cost method of accounting, as prescribed by the United States Securities and Exchange Commission (“SEC”). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a full cost pool. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

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

The Company includes its pro rata share of assets and proved reserves associated with an investment that is accounted for on a proportional consolidation basis with assets and proved reserves that the Company directly owns. The Company calculates the depletion and net book value of the assets based on the full cost pool’s aggregated values. Accordingly, the ratio of production to reserves, depletion and impairment associated with a proportionally consolidated investment does not represent a pro rata share of the depletion, proved reserves, and impairment of the proportionally consolidated venture.

The net book value of all capitalized oil and natural gas properties, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Impairment of Long-Lived Assets

The Company periodically reviews non-oil and gas long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item appears beginning on page F-1 following the signature page of this Report

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 7, 2014, (the “Dismissal Date”), the Board of Directors of Radiant Oil & Gas, Inc. (“Radiant Oil & Gas” or the “Company”) voted to dismiss Malone Bailey (“MB”), terminating its relationship as the Registrant’s independent registered public accounting firm.

MB had been engaged by the Company to audit the balance sheet of the Company as of December 31, 2012 and December 31, 2011, and related statements of operations, stockholders’ equity, and cash flows for the years then ended, and had performed reviews of ROGI 2013 Form 10-Q filings.  None of MB’s reports on the Registrant’s financial statements during this period (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of MB, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  None of the reportable events set forth in Item 304(a)(1)(IV) OF regulation S-K occurred during the period in which MB served as the Registrant’s principal independent accountants.

However, while the reports of MB on the financial statements of the Registrant for the years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, the reports indicated that there was a substantial doubt as to the Registrant’s ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

On April 7, 2014, the Company announced that its Audit Committee of the Board of Directors appointed GBH CPAs, PC (“GBH”) as the Company’s independent registered public accounting firm.  GBH replaced MB.  The change in auditors was not due to any disagreement between the Company and MB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.  The appointment of GBH was effective immediately.  In deciding to select GBH, the Audit Committee reviewed auditor independence issues and existing commercial relationships with GBH and concluded that GBH had no commercial relationship with the Company that would impair its independence for the two most recent fiscal years and through the date of GBH’s engagement.  During the Company’s two most recent fiscal years and the subsequent interim periods through April 7, 2014, the Company did not consult GBH with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2013 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the fiscal year ended December 31, 2013. In making this assessment, we utilized the criteria set forth in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation, we concluded that our disclosure controls and procedures were not effective and we have identified the following material weaknesses.  These material weaknesses affected our ability to make our periodic SEC compliance filings within the prescribed time periods.

Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over day-to-day accounting and financial reporting obligations as well as the period-end financial close and reporting processes as of December 31, 2013.  Due to the actual and potential effect on financial statement balances and disclosures and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies constituted a material weakness in our internal control over financial reporting.  The specific deficiencies contributing to the material weakness were as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal control over financial reporting since our last filing for the quarterly period from September 30 2013 through December 31, 2013, nor were any changes made to our internal control over financial reporting from January 1, 2014 through the date of this report.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow we will remediate material weaknesses. We have engaged additional subject matter experts to assist in the development of the needed financial and operational accounting processes, procedures, as well as manpower resources in conjunction with our expanded operations in the fourth quarter of 2013 and 2014.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

As of May 6, 2014, the Company’s directors and executive officers are:

Name	Age	Position
John M. Jurasin	58	Director, Chief Executive Officer, and Chairman of the Board
C. Scott Wilson	61	Chief Financial Officer

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

Mr. Wilson has more than 35 years of financial services experience focused on the energy sector, including work with oil and gas producers, gathering and transportation pipelines, refineries, and oilfield service providers. He has served as President, CEO and director of a public oil and gas company, and as chief financial officer for privately-held oilfield service and oil and gas producing companies where his responsibilities included equity and debt sourcing, financial forecasting, cash management, SEC and financial reporting, and strategic planning. Through his consulting practice, Mr. Wilson has worked with small-cap oilfield service and upstream producing companies and energy focused financial institutions on restructuring, asset divestment and business development strategies.  Prior to his corporate experience, he held senior-level positions at Sterling Bank (energy lending group), CIBC World Markets (energy corporate finance/underwriting & distribution), and First City National Bank of Houston (petroleum & minerals division). Mr. Wilson holds a Master of International Management degree from the Thunderbird School of Global Management and a BA from Ohio Wesleyan University.

Board Composition; Independence of Directors & Board Committees; Code of Ethics

As of December 31, 2013, the Company’s board of directors consists of one member, Mr. Jurasin. It is anticipated that the board of directors will not be expanded to include any additional members.

The Company does not have any “independent directors” as that term is defined under independence standards used by any national securities exchange or an inter-dealer quotation system. The board of directors has not established any committees and, accordingly, the board of directors serves as the audit, compensation, and nomination committee.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

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

On March 22, 2013, George R. Jarkesy, was a named party in a Notice and Hearing and Order Instituting Administrative and Cease-And-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 15(b)(4), 15(b)(6) and 21C of the Securities Exchange Act of 1934, Sections 203(e), 203(f), and 203(k) of the Investment Advisers Act of 1940 and Section 9(b) of the Investment Company Act of 1940. The SEC alleged that among other things, that Mr. Jarkesy, as manager and adviser of John Thomas Bridge and Opportunity Fund LP I and John Thomas Bridge and Opportunity Fund LP II (together, the “Funds”): (1) recorded arbitrary valuations without any reasonable basis for certain of the Funds’ largest holdings, thus causing the Funds’ performance figures to be false and misleading and their own compensation to be inflated; (2) marketed the two hedge funds on the basis of false representations about, among other things, the identities of their auditor and prime broker and (3) breached his fiduciary duty of full and fair disclosure to the Funds by failing to disclose his repeated favoring of the pecuniary interests of Anastasios Belesis, the Chief Executive Officer of John Thomas Financial (JTF), and JTF, which served as the Funds’ placement agent. On December 5, 2013, the SEC entered an order of settlement, whereby Mr. Jarkesy was censured and agreed to cease and desist from committing or causing any violations and any future violations of Section 206(2) of the Advisers Act. Mr. Jarkesy resigned as a director from the Company on December 30, 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. The rules promulgated by the SEC under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the SEC pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, 4, and 5 received by us.

Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year 2013, except that reports were not filed by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
George Jarkesy	1	0	1
John Thomas Financial, Inc.	1	0	1

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)		Total ($)
John M. Jurasin Chief Executive Officer (1)	2013	250,000	-0-	-0-	-0-	30,573	(2)	280,573
	2012	200,000	-0-	-0-	-0-	44,372	(2)	244,372
C. Scott Wilson Chief Financial Officer (3)

(1) John M. Jurasin served as JOG’s chief executive officer and director in 2008 through August 2010 and Radiant’s chief executive officer,chief financial officer and director beginning August 2010.
(2) Mr. Jurasin received notes totaling $1,049,000 as dividends at the closing of the Reorganization in 2010. The notes accrued $30,573 and $44,372 of interest in 2013 and 2012, respectively.
(3) Mr. Wilson became Radiant’s chief financial officer on January 30, 2014.

The value attributable to any stock or option awards described in the table above represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
John M. Jurasin	-0-	-0-	-0-	-0-	-0-	-0-
Timothy N. McCauley (2)	-0-	298,622	$1.00	8/5/2020	298,622	$-0-

(1)       Options were granted on August 5, 2010 and vest equally on each of the first three anniversaries of the grant date.
(2)       298,622 options at $1.00 expire on August 5, 2020; a total of 199,081 options vested.

Employment Agreements

The Company has entered into employment agreements with John M. Jurasin.  Pursuant to Mr. Jurasin’s employment agreement, he serves as the Company’s Chief Executive Officer and President and his annual salary is $200,000, which was increased to $250,000 in the fourth quarter 2013.

Director Compensation

Our directors were not compensated for their services during 2013 and 2012, other than as reflected in the “Summary Compensation Table” above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 2, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock, (ii) by each of our named executive officers and directors, and (iii) by all of our executive officers and directors as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. As of May 2, 2014, there were 14,735,023 shares of common stock outstanding.

Name and Address of Owner	Number of Shares Owned	Percentage of Voting Power
George Jarkesy (1)(2)	2,775,406	18.5%
John Thomas Financial, Inc. (3)(4)	3,121,500	21%
Rock Exploration LLC (6)	1,135,127	7.7%

Named Executive Officers and Directors:
John M. Jurasin (3)(5)	4,957,445	33.6%
C. Scott Wilson	-	-
All Executive Officers and Directors as a Group (2 persons)	4,957,445	33.6%

* Less than one percent

(1)
Mr. Jarkesy is the record owner of 41,564 shares. He is the beneficial owner of Patriot Bridge & Opportunity Fund, L.P., Patriot Bridge & Opportunity Fund II, L.P. and Patriot 28, LLC. These entities combined own 2,472,342 shares of common stock. The address for Patriot Bridge & Opportunity Fund, L.P. (“Fund I”) (f/k/a John Thomas Bridge & Opportunity Fund, L.P.), Patriot Bridge & Opportunity Fund II, L.P. (“Fund II”) (f/k/a John Thomas Bridge & Opportunity Fund, L.P.) (together, referred to as the “Funds”) and Patriot 28, LLC (the General Partner of the Funds)  is 3 Riverway, Suite 1800, Houston, Texas 77056. The Funds are limited partnerships, and the Patriot 28, LLC is the general partner of the Funds (“Patriot 28”).

(2)
Mr. Jarkesy owns  (i) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $4.00 per share owned by Fund I, (ii) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share owned by Fund I, (iii) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $4.00 per share owned by Fund II, (iv) presently exercisable warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share owned by Fund II, (v)  presently exercisable warrants to purchase 62,500 shares of common stock at an exercise price of $1.00 per share owned by Fund I.

(3)
The address is 14 Wall Street, 5th floor, New York, New York 10005. Thomas Belesis is the President and sole shareholder of John Thomas Financial.  On February 24, 2014, Mr. John Jurasin entered into an Equity Compensation Settlement, whereby John Thomas Financial transferred 2,000,000 shares of common stock to Mr. Jurasin.  Upon completion of this transfer and transaction, Mr. Jurasin will be the beneficial owner of 6,957,445 shares, or 41.7% of voting power and Mr. Belesis will be 5.9%.

(4)
 Mr. Belesis is the beneficial owner of John Thomas Financial and  2008 ANASTASIOS BELESIS IRR TR UA DTD SEPT 2008, ANASTASIOS BELESIS (GRANTOR) GEORGE BELESIS TTEE. John Thomas Financial also currently owns 121,500 warrants issued on October 10, 2010. These warrants are exercisable at $1.05.

(5)
The address is 9700 Richmond Ave., Suite 124, Houston, Texas 77042. This number does not include 450,677 shares to be issued pursuant to the Reorganization upon satisfaction of certain vesting requirements.

(6)	The address of Rock Exploration LLC is One Information Way, Ste 400, Little Rock, Arkansas 72202. The shares were acquired as part of the sale of the Vidalia properties.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

Related parties include (i) Macquarie Americas Corp. (“MAC”), the owner of 49% equity interest in Amber, (ii) John Jurasin, the Company’s CEO and formerly the sole stockholder of JOG, (iii) JTBOF, David R. Strawn, and David M. Klausmeyer, the Company’s stockholders, and (iv) Robert M. Gray, the Company’s director and former employee. Related party balances as of December 31, 2013 and 2012 are as follows:

	Successor	Predecessor
	December 31,	December 31,
	2013	2012

Due from related parties:
MAC	$358,226	$-
	$358,226	$-

Due to related parties:
John Jurasin	$842,303	$-
Robert R. Gray	50,606	-
David M. Klausmeyer	12,193	-
David R. Strawn	12,193	-
	$917,295	$-

Successor

MAC

Amber is partially owned by MAC, an affiliate of the Company’s lender, MBL, and Radiant uses the proportionate consolidation method to consolidate Amber. JOG, Radiant’s wholly owned subsidiary, pays for goods and services on behalf of Amber and passes those charges on to Amber through intercompany billings. Periodically, Amber will reimburse JOG for these expenses, or potentially pays for goods and services on behalf of JOG. These transactions are recorded as a due to/from Amber in JOG’s records and as a due to/from JOG in Amber’s records. Due to the fact that Radiant only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the amount due from Amber related to the other interest owner does not eliminate and is carried as amounts due from Amber until the balance is settled through a cash payment. Due from related party was $358,226 as of December 31, 2013.

John Jurasin

Effective March 2010, Radiant assigned certain legacy overriding royalty interests (“ORRI”) in various projects, including the Baldwin AMI, the Coral, Ruby and Diamond Project, the Aquamarine Project, and the Ensminger Project to a related party entity owned by John M. Jurasin.  Radiant retained its working interests in these projects.  Additionally, Radiant assigned its working interest in a project, Charenton, to the related party entity. Radiant did not receive any proceeds for the conveyances and the interests assigned had a historical cost basis of $0.

From time to time, John Jurasin advances the Company various amounts in order to pay operating expenses, with no formal repayment terms. The total balance due on these advances was $104,878 as of December 31, 2013.

Additionally, two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries Amber and RLE to fund operations.  Interest is accrued at a rate of 4% per year.  The first note of $884,000, issued on August 5, 2010, matured on May 31, 2013. The additional note for $165,000, issued on October 12, 2010, is due and payable on demand at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facilities (Note 4).  The balance due on these notes totaled $737,425 as of December 31, 2013. Accrued interest on these notes was $125,015 as of December 31, 2013.

David R. Strawn and David M. Klausmeyer

Mr. Strawn and Mr. Klausmeyer, shareholders of the Company, each loaned the Company a total of $12,193 between March 2002 and June 2005. The notes accrue interest at 8% per annum. The total accrued interest was $36,056 as of December 31, 2013.

Robert M. Gray

As of December 31, 2013, Mr. Gray was owed $50,606 for consulting services rendered prior to becoming an employee of Radiant. This liability is non-interest bearing.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended December 31, 2013 and 2012, are set forth in the table below:

Fee Category	2013	2012

Audit fees (1)	$124,000	$50,000
Audit-related fees (2)	35,000	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$159,000	$50,000

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

(3)	There were no tax fees incurred during the year ended December 31, 2013.
(4)	There were no other fees incurred during the year ended December 31, 2013.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

Consolidated Balance Sheets as of December 31, 2013 (Successor) and 2012 (Predecessor)
Consolidated Statements of Operations for the period from October 9, 2013 to  December 31, 2013 (Successor) and for the period from January 1, 2013 to October 8, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor)
Consolidated Statements of Changes in Stockholders’ Deficit for the period from October 9, 2013 to December 31, 2013 (Successor) and for the period from January 1, 2013 to October 8, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor).
Consolidated Statements of Cash Flows for the period from October 9, 2013 to December 31, 2013 (Successor) and for the period from January 1, 2013 to October 8, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor).

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

3.1	Amended Articles of Incorporation of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 16, 2010 as Exhibit 3.1).

3.2	By-Laws of the Registrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 16, 2010 as Exhibit 3.2)

10.1	First Lien Credit Agreement, dated October 4, 2013, by and among the Company, through its wholly subsidiary Radiant Acquisitions 1, LLC with various Lenders.

10.2	First Amendment to First Lien Credit Agreement, dated February 24, 2014, by and among the Company, through its wholly subsidiary Radiant Acquisitions 1, LLC with various Lenders.

10.3	Forbearance Agreement, dated February 28, 2014, by and among the Company, through its wholly subsidiary Radiant Acquisitions 1, LLC with various Lenders.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 7, 2014

RADIANT OIL & GAS, INC.

/s / John M. Jurasin
John M. Jurasin, Chief Executive Officer,
Principal Accounting Officer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of Radiant Oil & Gas, Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John M. Jurasin	Chief Executive Officer,	May 7, 2014
John M. Jurasin	Principal Accounting Officer and Chairman of the Board

/s/ C. Scott Wilson	Chief Financial Officer,	May 7, 2014
C. Scott Wilson

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 (Successor) and 2012 (Predecessor)	F-3

Consolidated Statements of Operations for the period from October 9, 2013 to December 31, 2013 (Successor) and for the period from January 1, 2013 to October 8, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor)
F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from October 9, 2013 to December 31, 2013 (Successor) and for the period from January 1, 2013 to October 8, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor)
F-5

Consolidated Statements of Cash Flows for the period from October 9, 2013 to December 31, 2013 (Successor) and for the period from January 1, 2013 to October 8, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor)
F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Radiant Oil & Gas, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Radiant Oil and Gas, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 (Successor) and 2012 (Predecessor) and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from October 9, 2013 to December 31, 2013 (Successor) the period from January 1, 2013 to October 8, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor).  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiant Oil and Gas, Inc. and its subsidiaries as of December 31, 2013 (Successor) and 2012 (Predecessor) and the consolidated results of their operations and their cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

May 5, 2014

 RADIANT OIL AND GAS, INC.
Consolidated Balance Sheets

	Successor	Predecessor
	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,019,582	$-
Restricted cash	2,067,225	-
Accounts receivable – oil and gas	271,550	237,216
Commodity derivative asset	33,330	-
Other current assets	81,154	-
Due from related parties	358,226	-
TOTAL CURRENT ASSETS	3,831,067	237,216

PROPERTY AND EQUIPMENT
Properties subject to amortization, accounted for using the full cost method of accounting, net of accumulated depletion of $44,714 and $-0-, respectively	19,758,681	-
Properties not subject to amortization, accounted for using the full cost method of accounting	-	331,219
Property and equipment, net of accumulated depreciation of $188,370 and $-0-, respectively	25,769	-
TOTAL PROPERTY AND EQUIPMENT	19,784,450	331,219

Commodity derivative asset	113,090	-
Deferred financing costs	6,841,640	-

TOTAL ASSETS	$30,570,247	$568,435

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,681,423	$323,247
Cash advance obligation on acquisition option	35,580	-
Notes payable	5,004,834	-
Convertible notes payable	142,500	-
Accrued interest	1,389,047	-
Due to related parties	917,295	-
Stock and warrant derivative liabilities	474,895	-
TOTAL CURRENT LIABILITIES	9,645,574	323,247

Deferred gain	900,628	-
Asset retirement obligations	455,296	331,219
Stock and warrant derivative liabilities	4,000,817	-
Long-term debt, net of unamortized discount of $522,993	25,475,264	-
TOTAL LIABILITIES	40,477,579	654,466

Commitments and contingencies (Note 14)	50,000	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 100,000,000 shares authorized, 13,784,408 shares issued and outstanding	137,845	-
Additional paid-in capital	6,114,133	(291,611)
Accumulated earnings (deficit)	(16,209,310)	205,580
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,957,332)	(86,031)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$30,570,247	$568,435

The accompanying footnotes are an integral part of these consolidated financial statements.

RADIANT OIL AND GAS, INC.
Consolidated Statements of Operations

	Successor	Predecessor
	For the Period from October 9, 2013 to December 31, 2013	For the Period from January 1, 2013 to October 8, 2013	For the Year Ended December 31, 2012
OIL AND GAS REVENUES	$696,661	$1,742,512	$3,966,017

OPERATING EXPENSES:
Lease operating expenses	483,680	2,355,118	3,760,437
Depreciation, depletion, amortization and accretion	60,950	28,659	-
General and administrative expense	1,158,032	-	-
TOTAL OPERATING EXPENSES	1,702,662	2,383,777	3,760,437

OPERATING INCOME (LOSS)	(1,006,001)	(641,265)	205,580

OTHER INCOME (EXPENSE):
Unrealized loss on stock and warrant derivative liabilities	(1,192,523)	-	-
Unrealized gain on commodity derivative	146,420	-	-
Interest expense	(1,664,342)	-	-
Other income and expense, net	19,375	-	-
Total other expense	2,691,070	-	-

NET INCOME (LOSS)	$(3,697,071)	$(641,265)	$205,580

INCOME (LOSS) PER COMMON SHARE - Basic and diluted	$(0.27)	$(0.52)	$0.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and diluted	13,680,130	1,240,102	1,240,102

The accompanying footnotes are an integral part of these consolidated financial statements.

RADIANT OIL AND GAS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 9, 2013 to December 31, 2013 (Successor)
and for the period from January 1, 2013 to October 8, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Equity (Deficit)
Predecessor
Balance at December 31, 2011	-	$-	$-	$-	$-

Predecessor distributions	-	-	(291,611)	-	(291,611)

Net income for the year	-	-	-	205,580	205,580

Balance at December 31, 2012	-	-	(291,611)	205,580	(86,031)

Predecessor contributions	-	-	539,282	-	539,282

Net loss for the period	-	-	-	(641,265)	(641,265)

Balance at October 8, 2013	-	$-	$247,671	$(435,685)	$(188,014)

Successor
Balance at October 9, 2013	12,024,769	$120,248	$3,660,956	$(12,512,239)	$(8,731,035)

Common stock issued for cash	375,000	3,750	746,250	-	750,000

Common stock issued for acquisition of properties	1,240,102	12,401	1,277,305	-	1,289,706

Common stock issued for settlement of accounts payable	69,537	696	138,378	-	139,074

Stock-based compensation	75,000	750	291,244	-	291,994

Net loss for the period	-	-	-	(3,697,071)	(3,697,071)

Balance at December 31, 2013	13,784,408	$137,845	$6,114,133	$(16,209,310)	$(9,957,332)

The accompanying footnotes are an integral part of these consolidated financial statements.

RADIANT OIL AND GAS, INC.
Consolidated Statements of Cash Flows

	Successor	Predecessor
	For the Period from October 9, 2013 to December 31, 2013	For the Period from January 1, 2013 to October 8, 2013	For the Year Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,697,071)	$(641,265)	$205,580
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, depletion, amortization, and accretion	60,950	28,659	-
Amortization of deferred financing costs	231,859	-	-
Amortization of debt discount	588,074	-	-
Unrealized loss on stock and warrant derivative liabilities	1,192,523	-	-
Unrealized gain on commodity derivatives	(146,420)	-	-
Stock-based compensation	291,994	-	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(170,263)	135,929	(237,216)
Other current assets	107,858	-	-
Accounts payable and accrued expenses	129,409	(62,605)	323,247
Deferred gain	(27,203)	-	-
Net cash provided by (used in) operating activities	(1,438,290)	(539,282)	291,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(2,067,225)	-	-
Cash paid for oil and gas properties	(1,188,977)	-	-
Cash paid for business acquisition – Vidalia	(14,964,545)	-	-
Purchase of equipment	(26,928)	-	-
Net cash used in investing activities	(18,247,675)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	27,525,947	-	-
Payments on notes payable	(634,791)	-	-
Original issue discount on notes payable	(550,519)	-	-
Deferred financing costs	(6,445,065)	-	-
Predecessor contributions (distributions)	-	539,282	(291,611)
Loans to/from owners, net	(57,125)	-	-
Proceeds from issuance of common stock	750,000	-	-
Net cash provided by financing activities	20,588,447	539,282	(291,611)

INCREASE IN CASH	902,482	-	-

CASH, BEGINNING OF PERIOD	117,100	-	-

CASH, END OF PERIOD	$1,019,582	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

RADIANT OIL AND GAS, INC.
Consolidated Statements of Cash Flows
(Continued)

	Successor	Predecessor
	For the Period from October 9, 2013 to December 31, 2013	For the Period from January 1, 2013 to October 8, 2013	For the Year Ended December 31, 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest	$545,210	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued oil and gas development costs	$283,676	$-	$-
Common stock issued for business acquisition – Vidalia	$1,289,706	$-	$-
Warrants issued for business acquisition – Vidalia	$1,539,098	$-	$-
Warrants issued for deferred financing cost	$628,434	$-	$-
Common stock issued for settlement of accounts payable	$139,074	$-	$-
Change in asset retirement obligations	$13,278	$-	$331,219

The accompanying footnotes are an integral part of these consolidated financial statements.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
December 31, 2013

Note 1 – General Organization and Business and Summary of Significant Accounting Policies

General Organization and Business

Radiant Oil and Gas, Inc. (“Radiant” or “the Company”) is an independent oil and gas exploration and production company that operates in the Gulf Coast region of the United States of America, specifically, onshore and the state waters of Louisiana, USA, and the federal waters offshore Texas in the Gulf of Mexico.  Effective October 9, 2013, the Company closed on the purchase of oil and gas properties located in Louisiana and Mississippi (the “Vidalia Properties” or “Vidalia”).  The Vidalia Properties contain over eighty (80) wells in Louisiana and Mississippi.

The Company determined Vidalia to be its predecessor entity as the latter’s historical operations were significantly larger than the historical operations of the Company. For the purposes of financial statement presentation, designation of an acquired business as a predecessor is required if a registrant succeeds to the business of another entity and the registrant’s own operations prior to the succession appear insignificant relative to the operations assumed or acquired. As such, the Company has included the historical financial results of Vidalia as its predecessor entity.

Principles of Consolidation

The Company consolidates all of its investments in which the Company has exclusive control. The accompanying financial statements include the accounts of Radiant and the Company’s wholly owned subsidiaries, Jurasin Oil and Gas, Inc. (“Jurasin”) Rampant Lion Energy, LLC (“RLE”), Radiant Oil and Gas Operating Company, Inc. (“ROGop”), Radiant Acquisitions 1, Inc. (“Radiant Acquisitions”), Radiant Synergy Operating LLC. (“Radiant Synergy”) and Charenton Oil Company LLC. (Charenton).

In accordance with established practices in the oil and gas industry, the Company’s consolidated financial statements include pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of Amber Energy, LLC. (“Amber”), in which the Company has an interest. The Company owned a 51% interest in Amber as of December 31, 2013.

The financial statements presented herein contain information for Vidalia for the period from January 1, 2013 through October 8, 2013 and for the year ended December 31, 2012.

All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The Company’s estimates include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, impairment of oil properties, asset retirement obligations, and calculations related to stock and warrant derivative liabilities and commodity derivative instruments. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company and its subsidiaries maintain its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC), which insures the balances up to $250,000 per depositor. At December 31, 2013 and 2012, the Company had a cash balance of $2,017,241 and $0, respectively, in excess of FDIC insurance limits. The Company has not incurred losses related to these deposits and believes no significant concentration of credit risk exists with respect to these cash investments.

As of December, 31, 2013, Radiant had a restricted cash balance of $2,067,225. This amount was restricted by the lender in accordance with Centaurus financing agreement (see Note 4 “Debt” for more detail on this financing).

Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist of cash. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only with major financial institutions thereby minimizing exposure for deposits in excess of federally insured amounts. We believe that credit risk associated with cash is remote.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at net realizable value. The Company establishes provisions for losses on accounts receivable if the Company determines that the Company will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Substantially all of accounts receivable balance relates to the most recent crude oil revenue sales.

Deferred Financing Charges

Deferred finance charges consist of legal and other fees incurred in connection with the issuance of notes payable and are capitalized and shown in the consolidated balance sheets. These charges are being amortized using the effective interest method over the term of the related notes.

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

Oil and Natural Gas Properties

The Company accounts for its oil and natural gas producing activities using the full cost method of accounting, as prescribed by the United States Securities and Exchange Commission (“SEC”). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a full cost pool. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

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

The Company includes its pro rata share of assets and proved reserves associated with an investment that is accounted for on a proportional consolidation basis with assets and proved reserves that the Company directly owns. The Company calculates the depletion and net book value of the assets based on the full cost pool’s aggregated values. Accordingly, the ratio of production to reserves, depletion and impairment associated with a proportionally consolidated investment does not represent a pro rata share of the depletion, proved reserves, and impairment of the proportionally consolidated venture.

The net book value of all capitalized oil and natural gas properties, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

As of December 31, 2013 and 2012, the Company had oil and gas property balance of $19,758,681 and $331,219, respectively.

Impairment of Long-Lived Assets

The Company periodically reviews non-oil and gas long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the period from October 9, 2013 to December 31, 2013, the period from January 1, 2013 to October 8, 2013 and the year ended December 31, 2012, there was no impairment recorded by the Company.

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

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to non-operating income. For warrants and convertible derivative financial instruments, the Company uses the Binomial Option Pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There was no difference between basic and diluted income (loss) per share for all periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration and there are no reportable events.

Note 2 – Business Combination

Purchase of Vidalia Properties

On October 9, 2013, the Company completed the purchase of the Vidalia Properties located in Louisiana and Mississippi for $17,274,116. As a result of this acquisition, the Company issued 1,615,102 shares of common stock as well as 1,500,201 warrants with an exercise price of $2.02 per share. The warrants expire on October 8, 2016. The acquired properties contain over eighty (80) wells in Louisiana and Mississippi.  The Company’s Louisiana properties include over 39 wells and numerous leases located in Concordia, and La Salle Parishes. The Company’s Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The Vidalia properties include approximately 38 productive wells and up to 38 shut-in wells that continue to be evaluated for work-over and behind pipe opportunities which is expected to provide for cost-effective near-term production increases.

The Company acquired net assets with an aggregate fair value of $17,274,116 in exchange for cash payment of $14,964,545, issuance of 1,240,102 common shares of the Company valued at $1,289,706 and 1,500,201 warrants valued at $1,539,098, as well as other assets acquired and liabilities assumed (see table below) resulting in an acquisition price of $17,274,116. The acquisition price of the Vidalia Properties was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Oil and gas properties	$17,793,349
Accrued revenue	101,287
Total asset acquired	17,894,636

Liabilities assumed:
Accrued lease operating expenses	(260,642)
Asset retirement obligations	(359,878)
Total liabilities assumed	(620,520)

Net assets acquired	$17,274,116

Note 3 – Oil and Gas Properties

The table below summarizes the Company’s capitalized costs related to proved oil and gas properties which were subject to depreciation, depletion and amortization at December 31, 2013 and 2012 were:

	Successor	Predecessor
	December 31, 2013	December 31, 2012

Proved oil and gas properties	$19,803,395	$-
Accumulated depreciation, depletion, amortization and valuation adjustments	(44,714)	-
Net capitalized costs	$19,758,681	$-

Substantially all of the Company’s oil and gas properties are proved as of December 31, 2013 and 2012 in accordance with the definition of proved reserves.

Detail Project Descriptions - Successor

Ensminger

In 2010, Radiant had a minority interest in a well drilled in this prospect. In 2011, the well was temporarily abandoned in a manner that would allow re-entry at a later date.

During 2013, the Company has acquired a lease for materially the same area as the area leased and exploited in 2005 to 2007 for the same area covering this prospect (approximately 634 acres). The Company controls 100% of the working interest in this prospect. The plan is to re-enter the well that was abandoned in 2004 and twin by–passed pay in the well drilled in 2014 that is located in a nearby reservoir.

The Ensminger Project is located in St. Mary’s Parish, Louisiana. Currently, there are no producing wells in this area currently.

Coral

In December 2013, the Company acquired   two Louisiana State Waters of St. Mary’s parish leases totaling approximately 1,405 acres. As of December 31, 2013, the Company capitalized a total of $617,835.   Radiant controls 100% of the working interest.

Shallow Oil - Black Gold

On March 1, 2012, Radiant entered into a project agreement (the “Shallow Oil Phase 1 Agreement”) with Black Gold, Inc. (“Black Gold”) for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 1 Lease”).   Black Gold did not fund its Phase 1 Initial Drilling Commitment and no drilling commenced. In accordance with the Shallow Oil Phase 1 Agreement, Radiant issued to Black Gold 150,000 shares of its common stock at $0.50 per share.

On June 1, 2012, Radiant entered into another project agreement (the “Shallow Oil Phase 2 Agreement”) with Black Gold, for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 2 Lease”).  Black Gold did not fund its Phase 1 Initial Drilling Commitment and no drilling commenced. In accordance with the Shallow Oil Phase 2 Agreement, Radiant issued to Black Gold 250,000 shares of its common stock at $0.50 per share.

In January and February 2013, Black Gold funded $90,000 as part of its drilling commitment. In accordance with the Shallow Oil Phase 2 Agreement, Radiant issued to Black Gold 90,000 shares of its common stock at $0.50 per share.

Effective February 24, 2014, the agreement with Black Gold was terminated. Due to the fact that Black Gold did not fully fund its commitment, the amount received from Black Gold of $245,000 will be recorded as other income in the consolidated statement of operations during 2014.

Shallow Oil - Grand Synergy

Effective June 1, 2012, Radiant entered into a project agreement (the “Shallow Oil Phase 3 and 4 Agreement”) with Grand Synergy Petroleum, LLC (“Grand”) for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 3 and 4 Leases”).  As a result of this agreement, two new Louisiana entities were formed, Charenton Oil Company, LLC (“Charenton”) on May 8, 2012 and Radiant Synergy Operating, LLC (“Synergy”) on June 28, 2012. Charenton is a wholly owned subsidiary of Radiant and Synergy was owned 50% by Radiant and 50% by Grand.

The initial project cost of $300,000 received from Grand in July 2012 and the $1,000,000 received from Grand in November 2012 for drilling costs are recorded as a deferred gain and related drilling costs of $644,372 was netted in this deferred gain balance as of December 31, 2013. This amount was recorded as a deferred gain due to the fact that Grand Synergy did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties. At the time the remaining funds are received from Grand, the Company will transfer the ownership of the leases to Charenton and will recognize the gross amount received, less the $300,000 as drilling revenue. The $300,000 was recognized as revenue from the sale of leases. Related costs, including the amount currently deferred, will be recognized as drilling cost and leasehold costs, respectively.

As Grand did not fulfil its obligations outlined in the agreement, Radiant effectively became a 100% owner of Radiant Synergy in the fourth quarter of 2013.

Detail Project Descriptions – Predecessor

Vidalia Properties

As discussed in Notes 1 and 2, on October 9, 2013, the Company completed the purchase of Vidalia.  The  acquired  properties  contain  over  eighty (80)  wells  in  Louisiana  and  Mississippi.  The Louisiana properties include over 39 wells and numerous leases located in Catahoula, Concordia, La Salle and St. Mary's Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 30 productive wells and up to 38 shut-in wells.

Note 4 – Notes Payable

Notes payable as of December 31, 2013 and 2012 consisted of the following:

	Successor	Predecessor
	December 31, 2013	December 31, 2012
First Lien Credit Facility (Centaurus)	$27,525,947	$-
Senior credit facility (AE)	2,032,188	-
Senior credit facility (RLE)	818,309	-
Fermo Jaeckle note	475,000	-
Debentures (Patriot Notes)	150,705	-
Line of credit (Capital One Bank)	942	-
Total notes payable	31,003,091	-
Less: unamortized discount	(522,993)	-
Less: current portion	(5,004,834)	-
Long-term portion	$25,475,264	$-

First Lien Credit Facility (“Centaurus facility”)

Effective October 4, 2013, the Company, through its wholly-owned subsidiary Radiant Acquisitions, entered into a First Lien Credit Agreement (“Centaurus Facility” or “Facility”) with various financial institutions (the “Lenders” or “Centaurus”). The maximum aggregate commitment of the Lenders to advance loans under this Agreement is $39,788,000, and the maximum aggregate principal amount to be repaid by the Borrower is $40,600,000 and for any given loan, the amount of funds advanced by any Lender shall be ninety-eight percent (98%) of the amount of principal required to be repaid by the Borrower. The Company also sold a 12.5% net profits interest to Centaurus for $75,000 for specific proved wells as part of the Credit Facility Agreement.  The net profits interest was subsequently increased to 17.0% for the specified proved wells and remained at 12.5% for all other wells when the Credit Facility was amended on February 28, 2014.  The Credit Agreement has an original stated maturity date of September 2018.  As part of the amendment, the maturity date was extended to December 2018. The outstanding principal balance of the Loans (as may have been advanced from time to time) bears interest at a per annum rate of twelve percent (12%). Any outstanding indebtedness from the Credit Agreement was collateralized by substantially all of the assets of Radiant Acquisitions. In addition, the Company pledged its ownership interest in Radiant Acquisitions and executed a parent company guaranty as additional security. The Credit Facility contained restrictive financial covenants. The proceeds from the Credit Agreement were used to fund the closing of its recent acquisition of oil and gas properties located in Louisiana and Mississippi, as well as to develop multiple re-entry, workover and drilling opportunities on acquired acreage throughout south Louisiana and Mississippi.

As of December 31, 2013, the Company had an outstanding balance on its Centaurus Facility of $27,525,947. Interest expense was $769,681 for the period from October 9, 2013 to December 31, 2013 and accrued interest was $246,891 at December 31, 2013.  The Centaurus Facility contains restrictive financial covenants. As of December 31, 2013, the Company was not in compliance with some of its reporting covenants, including timely delivery of audited financial statements and other reporting requirements.  Effective February 28, 2014, the lender agreed to forbear from exercising its rights and remedies against the Company, as allowed by the Facility.  The lender has specifically agreed to not initiate proceedings to collect on the obligation, discontinue lending under the Credit Agreement, initiate or join in any involuntary bankruptcy petition, repossess or dispose of any collateral under the Credit Agreement or similar actions because of the existing defaults until notice by the Agent of the Credit Agreement or October 1, 2014.

The Centaurus Facility included a 2% Original Issue Discount of $550,519.  This discount is being amortized over the five-year life of the note using the effective interest rate method.  The Company recorded $27,526 in discount amortization during the period from October 9, 2013 to December 31, 2013.  The unamortized balance of the discount is $522,993 at December 31, 2013.

Effective February 28, 2014, the Company amended the Centaurus Credit Agreement.  The Amendment increased the maximum aggregate commitment from the Lenders from $39,788,000 to $41,748,000, increased the principal amount to be repaid by the Company from $40,600,000 to $42,600,000 plus any deferred interest, and increased the net profits interest conveyed to Centaurus on specific proved wells from 12.5% to 17.0%.  Advances under the Facility are available with the approval of the Agent.  There was no change in interest rate or collateral.  Repayments are based on cash flow from Company properties and are schedule to begin no later than October 2014.  Should the Company default on any provisions in the Agreement other than those existing defaults, the Lenders have the right to exercise its rights and remedies against the Company, as contained in the facility agreement and the Amendment.

Senior Credit Facility of Amber (“Amber Credit Facility”)

In October 2007, Amber entered into the Amber Credit Facility with Macquarie Bank Limited (“MBL”) for up to $10 million, originally maturing on September 9, 2009. The note was collateralized by substantially all assets of Amber. The loan contained reporting and other standard covenants and accrued interest at the Wall Street Journal Prime Rate.  Payment was at maturity.  The agreement provided that Macquarie Americas Corp. (“MAC”), an affiliate of MBL, would receive up to 49% of Amber, 25% at the inception of the note and an additional 24% on October 9, 2009 if the balance on the note exceeded $1.5 million. Radiant contributed certain lease interests to Amber. Amber’s company agreement provided for board representation for MBL and joint consent was required for certain transactions. Because of the shared control of Amber, Radiant proportionately consolidates Amber.  The consolidated financial statements include the Company’s pro-rata 51% share of assets, liabilities, income and lease operating and general and administrative costs and expenses of Amber.

In April 2008, the note was modified to accommodate Radiant’s contribution of the Ensminger project to Amber. Modifications included increasing the threshold for the step up of MBL’s equity interest to 49% from $1.5 million to $2 million, reclassifying tranches available within the facility, and extending the maturity date to March 20, 2011. The borrowing capacity of the facility was unchanged.

In February 2010, Radiant entered into a supplementary agreement with MBL under which, a partial release of mortgage in certain assets was affected in order to facilitate the sub-lease of a portion of our working interest in the Ensminger project; the bulk of the proceeds of the sub-lease are committed to repayment of principal and interest on the note.

On March 20, 2011, Radiant and MBL entered into a Second Amendment to the Credit Agreement (Amber 2nd Credit Agreement Amendment), which extended the maturity date to September 9, 2011.

In 2010 and through the amendment of the credit facility, the Company was not in compliance with certain of the reporting covenants contained within the credit facility.  At expiration of the Amber 2nd Amendment the note became due and payable.  As a result, the Amber Credit Facility was in payment default which is uncured as of December 31, 2013.   As of December 31, 2013, the Company had an outstanding balance on its Amber Credit Facility of $2,032,188. Accrued interest related to this credit facility amounted to $413,829 as of December 31, 2013. For the period of the period from October 9, 2013 to December 31, 2013, the Company recognized interest expense on the Amber Credit Facility of $16,174.  No payments have been made since September 2006.  Management intends to negotiate a settlement of the Amber Credit Facility with MBL.

Senior Credit Facility of RLE (“RLE Credit Facility”)

In September 2006, RLE entered into the RLE Credit Facility with MBL for up to $25 million, advanced through multiple tranches and, originally maturing on September 9, 2009. The note contained financial, reporting and other standard covenants and accrued interest at the Wall Street Journal Prime Rate plus 4%.  The note was collateralized by substantially all of the assets of RLE and was to be repaid through dedication of a percentage of net operating cash flow of the RLE assets.  In addition, Radiant pledged its ownership interest in RLE and executed a parent company guarantee to pay up to $500,000 of the outstanding indebtedness as additional security.  On March 20, 2011, Radiant and MBL entered into a Fourth Amendment to the Credit Agreement (“RLE 4th Credit Agreement Amendment”), which extended the maturity date to September 9, 2011.  The loan has matured and the outstanding balance of the RLE Credit Facility is currently in uncured payment default.

As of December 31, 2013, the Company had an outstanding balance on its RLE Credit Facility of $818,309.  Accrued interest related to this credit facility amounted to $367,757 as of December 31, 2013. The RLE Credit Facility contained restrictive financial covenants. Interest accrued at the default interest rate of 11.25% during 2013.  For the period of the period from October 9, 2013 to December 31, 2013, the Company recognized interest expense on the RLE Credit Facility of $41,021.  No payments have been made since September 2006.  Management intends to negotiate a settlement of the RLE Credit Facility with MBL.

Fermo Jaeckle Note

In February 2011, Radiant issued a convertible promissory note to Fermo Jaeckle (“10% Convertible Note”) in the principal amount of $475,000.  Additionally, Radiant issued to Mr. Jaeckle 475,000 shares of its common stock valued at $237,500 on the date of grant.  The note bears interest at 10% per annum and matured on July 31, 2011.  As of December 31, 2013, the Company had an outstanding balance on this note of $475,000.  Interest expense was $12,139for the period from October 9, 2013 to December 31, 2013 and accrued interest was $142,694 at December 31, 2013.  Management intends to contact Mr. Jaeckle and his representatives to negotiate a settlement of the 10% Convertible Note.

Patriot Agreement

On December 28, 2013, the Company entered into an agreement (the “Patriot Agreement”) with Patriot Bridge & Opportunity Fund, L.P. (f/k/a John Thomas Bridge & Opportunity Fund, L.P.) and Patriot Bridge & Opportunity Fund II, L.P., together referred to as the “Funds,” Patriot 28, LLC, the Managing Member of the Funds, and George Jarkesy, individually and as Managing Member of Patriot 28. The Patriot 28 Agreement restructured the outstanding $150,000 due to the Funds in the form of a general liability promissory note. The maturity date of the Note shall be the earlier of an equity infusion of not less than $10,000,000 or December 1, 2014. Interest shall be paid monthly at the rate of six percent (6%) per annum.  The Company incurred $820 of interest expense during the period from October 9, 2013 to December 31, 2013.  Accrued interest was zero at December 31, 2013.

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

The Company, upon execution and delivery of the Patriot Agreement paid to the Funds $15,000 in reimbursement for all legal fees and expenses of the Funds related to the Loan and the January 1, 2014 payment for $14,115.  The general liability note amortizes with a monthly payment of $13,425.  The final payment is due on the earlier of an equity infusion of not less than $10,000,000 or December 1, 2014.

As part of the Patriot Agreement, due to a variety of factors, the outstanding obligations under the Loan from the Company to the Funds and other considerations, Mr. Jarkesy resigned from the Board of Directors of the Company on December 30, 2013.

Line of Credit

The Company has a line of credit from the Capital One Bank for up to $25,000 that carries a 7% fixed interest rate.  As of December 31, 2013, the outstanding balance on the line of credit was $942.

Convertible Debt

Convertible notes payable as of December 31, 2013 and 2012 consisted of the following:

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Asher Note # 1	$90,000	$-
Asher Note # 2	52,500	-
Total convertible notes payable	142,500	-
Less: current portion	(142,500)	-
Long-term portion	$-	$-

Asher Convertible Notes

On June 27, 2011 and July 2011, Radiant issued convertible promissory notes to Asher Enterprises Inc. (“Asher Convertible Notes”), in which Asher loaned $60,000 (“Asher Note # 1”) and $35,000 (“Asher Note # 2), respectively, at 8% interest, both convertible into the Company’s common stock. The loans are convertible after 180 days from the date of issuance and until the later of maturity date or the date of payment of default amount. The conversion price equals to 61% of the average of the lowest 3 trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Because of this floating rate feature, these notes are considered a derivative liability – see Note 7 for more detail.

The notes are unsecured and originally matured on March 29, 2012 and April 26, 2012, respectively. Radiant defaulted on both notes on November 16, 2011.  According to provisions of the credit agreement, in case of a default, the principal of the notes increases 150%. As such, the total principal of the notes increased from $95,000 to $142,500. Accrued interest was $51,042 as of December 31, 2013.

The aggregate payments due on the notes payable in each of the next five years are as follows:

2014	$5,147,334
2015	7,803,606
2016	9,826,763
2017	6,647,516
2018	1,720,372
Thereafter	-
$31,145,591

Note 5 – Commodity Derivative

In connection with First Lien Credit Facility (“Centaurus facility”), the Company and Centaurus entered into an International Swaps and Derivatives Association (“ISDA”) Master Agreement that provides Centaurus with the ability to hedge its future price risk from time to time utilizing a series of price swap agreements for the period from 2014 through 2018.  Each contract will be settled in net cash on settlement date.

The following table shows the monthly volumes and average floor prices per the ISDA Master Agreement:

Start Month	End Month	Volume BBL/Month	Average Floor $/BBL
Nov. ‘13	Dec. ‘13	4,000	$102.40
Jan. ‘14	Dec. ‘14	3,000	$96.45
Jan. ‘15	Dec. ‘15	3,000	$89.41
Jan. ‘16	Dec. ‘16	3,000	$84.61
Jan. ‘17	Dec. ‘17	2,000	$82.10
Jan. ‘18	Sept. ‘18	2,000	$80.81

For the three months ended December 31, 2013, the Company has recognized realized a gain on the commodity derivative of $48,960 in its consolidated statements of operations as other income.

The Company has elected not to apply hedge accounting to this derivative but will, instead, recognize unrealized gain (losses) associated derivative in its consolidated statements operations in the period for which such unrealized gain (losses) occur.

The price swap agreements have an aggregate fair market value of $146,420 as of December 31, 2013. Accordingly, the Company has presented a short term derivative asset of $33,330 and long term derivative asset of $113,090 on its balance sheet as of December 31, 2013 and recognized an unrealized gain associated with the price swap agreements of $146,420 for the three months ended December 31, 2013.

Note 6 – Deferred Financing Charge

In order to obtain the Centaurus Facility (see Note 4 above) the Company incurred $7,073,499 of legal, banking, insurance and other professional fees.  These fees were capitalized and are being amortized over the five year term of the Centaurus Facility using the effective interest method.  For the year ended December 31, 2013, $231,859 was amortized.

Note 7 – Stock and Warrant Derivative Liabilities

Agent Warrants

In November 2010, Radiant issued to John Thomas Financial, Inc. (“JTF”) warrants to purchase 121,500 shares of the Company’s common stock at an exercise price of $1.05 per share. The warrants were given as additional compensation for placing an offering of common stock. The warrants had a contractual term of 5 years and vested immediately. The warrants had an exercise price reset provision clause that triggered derivative accounting.  The fair value of these warrants was calculated as $121,566 as of December 31, 2013.

Tainted Warrants

In May 2011, Radiant issued convertible promissory notes to JTBOF and JTBOF II in the principal amount of $75,000 each (see more detail in Note 4).  Additionally, Radiant issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II.  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.  Upon the issuance of Asher convertible notes and as a consequence of its floating rate feature, these warrants and other existing warrants previously classified as equity have become tainted and are considered a derivative liability.  Warrants to purchase 50,000 shares of common stock each issued to JTBOF and JTBOF II that had an exercise price of $2.50 expired.  The fair value of these warrants was calculated as $1,092,505 as of December 31, 2013.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s stock and warrant derivative liabilities as of December 31, 2013:

	December 31,
	2013
Common stock issuable upon exercise of warrants			420,706
Estimated market value of common stock on measurement date	$0.59	-	1.03
Exercise price	$0.12	-	4.00
Risk free interest rate (1)	0.10	-	0.38%
Expected dividend yield	0%		0%
Expected volatility (2)	212%	-	307%
Expected exercise term in years	0.38	-	2.14

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of December 31, 2013.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

Asher Convertible Notes

The Asher Convertible Notes are convertible at 61% of the average lowest three-day trading price of common stock during the during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company analyzed these conversion options, and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options.

As of December 31, 2013, the fair value of the derivatives was $167,048.  As of December 31, 2013, the discount on the Asher Convertible Notes has been fully amortized.

The fair value of stock and warrant derivative liabilities related to the conversion options of the Asher Convertible Notes has been estimated as of December 31, 2013 using the Lattice option pricing model, under the following assumptions:

	Asher	Asher
	Note # 1	Note # 2
Common stock issuable upon exercise of warrants	195,652	114,130
Estimated market value of common stock on measurement date	$1.04	$1.04
Exercise price	$0.46	$0.46
Risk free interest rate (1)	0.01%	0.01%
Expected dividend yield	0%	0%
Expected volatility (2)	224%	224%
Expected exercise term in years	0.00	0.00

(1)	The risk-free interest rate was determined by management using the one month Treasury bill yield as of the issuance dates.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

Bridge Loan Warrants

In August 2013, Radiant entered into a bridge loan agreement with various individuals, totaling $600,000, along with warrants to purchase 1,500,000 shares of the Company’s common stock at $0.01 per share.  The related proceeds were received by Radiant on September 6, 2013, and as such, the aforementioned warrants were deemed to be issued on that date.  The warrants have a contractual term of 5 years and vest immediately.  The warrants were tainted and considered a derivative.  The fair value of these warrants was calculated as $1,559,697 at the balance sheet date of December 31, 2013.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant Stock and warrant derivative liabilities as of the balance sheet date at December 31, 2013:

December 31,
2013
Common stock issuable upon exercise of warrants	1,500,000
Estimated market value of common stock on measurement date	$1.04
Exercise price	$0.01
Risk free interest rate (1)	1.51%
Expected dividend yield	0%
Expected volatility (2)	289%
Expected exercise term in years	4.68

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of December 31, 2013.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

Vidalia Warrants

As a result of this acquisition of the Vidalia Properties (see Note 2), the Company issued 1,500,201 warrants to purchase an equivalent number of shares of the Company’s common stock with an exercise price of $2.02 per share. The warrants expire on October 8, 2016. The warrants were tainted and considered a derivative.  The fair value of these warrants was calculated as $1,539,098 on the initial valuation date of October 9, 2013 and $1,534,897 at December 31, 2013.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant Stock and warrant derivative liabilities as of the balance sheet date at December 31, 2013 and on the initial valuation date at October 9, 2013, respectively:

	December 31,	October 9,
	2013	2013
Common stock issuable upon exercise of warrants	1,500,201	1,500,201
Estimated market value of common stock on measurement date	$1.02	$1.02
Exercise price	$2.02	$2.02
Risk free interest rate (1)	0.78%	0.78%
Expected dividend yield	0%	0%
Expected volatility (2)	301%	295%
Expected exercise term in years	2.77	3.00

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of December 31, 2013 and October 9, 2013.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

The following tables set forth the changes in the fair value measurements of our Level 3 stock and warrant derivative liabilities during the period from October 9, 2013 to December 31, 2013:

			Increase
			(Decrease) in
		New	Fair Value of
	October 9,	Derivative	Derivative	December 31,
	2013	Liabilities	Liability	2013
Derivative liability - warrants	$53,717	$-	$67,849	$121,566
Derivative liability - tainted warrants	180,534	681,596	230,375	1,092,505
Derivative liability - convertible debt	83,004	-	84,044	167,048
Derivative liability - bridge loan	749,442	-	810,255	1,559,697
Derivative liability – Vidalia warrants	-	1,534,896	-	1,534,896
	1,066,697	$2,216,492	$1,192,523	4,475,712
Current Portion	1,066,697			474,895
Long-term portion	$-			$4,000,817

Note 8 – Fair Value Measurements

The Company measures fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Three levels of inputs that may be used to measure fair value are:

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

The following table sets forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Fair Value Measurements at December 31, 2013
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value
Description	(Level 1)	(Level 2)	(Level 3)
Derivative liability – agent warrants	$-	$-	$121,566	$121,566
Derivative liability – tainted warrants	-	-	1,092,505	1,092,505
Derivative liability – convertible debt	-	-	167,048	167,048
Derivative liability – bridge loan	-	-	1,559,697	1,559,697
Derivative liability – Vidalia warrants	-	-	1,534,896	1,534,896
Total	-	-	$4,475,712	$4,475,712
Current portion	-	-	474,895	474,895
Long-term portion	$-	$-	$4,000,817	$4,000,817

The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2013:

Fair Value Measurements at December 31, 2013
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value
Description	(Level 1)	(Level 2)	(Level 3)
Commodity derivative	$-	$146,420	$-	$146,420
Total	$-	$146,420	$-	$146,420

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 2 in the fair value hierarchy during the period from October 9, 2013 to December 31, 2013:

Beginning balance	$-
Total loss	-
Settlements	-
Additions	146,420
Transfers	-
Ending balance	$146,420

Change in unrealized gain included in earnings relating to derivatives still held as of December 31, 2013	$146,420

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy during the period from October 9, 2013 to December 31, 2013:

Beginning balance	$1,066,697
Unrealized loss	1,192,523
Settlements	-
Additions	2,216,492
Transfers	-
Ending balance	$4,475,712

Change in unrealized losses included in earnings relating to derivatives still held as of December 31, 2013	$(1,192,523)

Note 9 – Cash Advance Obligation on Acquisition Option

In June 2011, Radiant entered into a purchase and sale agreement with Blacksands Petroleum (“Blacksands”) whereby Radiant granted Blacksands 20% of the interests in certain oil and gas properties. In partial consideration for this agreement, Blacksands delivered to Radiant a refundable deposit of $50,000. Due to various matters, Radiant elected not to pursue this transaction. On November 12, 2012, Blacksands filed a lawsuit against Radiant for breach of contract. In December 2012, Blacksands obtained a judgment against Radiant in the amount of $55,565 which included $50,000 of the original payment, $3,750 of attorney fees and $1,815 of judgment interest. In late 2013, the Company made payments to Blacksands on the total amount of $19,985. As of December 31, 2013, the outstanding liability to Blacksands is $35,580 with accrued interest of $2,200.

Note 10 – Asset Retirement Obligation

The following table reflects the changes in the asset retirement obligation (“ARO”):

Predecessor:	Amount
Asset retirement obligation as of December 31, 2012	$331,219
Additions	-
Current period revision to previous estimates	-
Current period accretion	28,659
Asset retirement obligation as of October 8, 2013	$359,878

Successor:	Amount
Asset retirement obligation as of October 9, 2013	$100,000
Additions	346,600
Current period revision to previous estimates	-
Current period accretion	8,696
Asset retirement obligation as of December 31, 2013	$455,296

Effective October 9, 2013, the Company completed the purchase of the Vidalia Properties located in Louisiana and Mississippi. These properties contain over eighty (80) wells in Louisiana and Mississippi. The Company recorded an asset retirement obligation related to these properties on the amount of $346,600.

Note 11 – Stockholders’ Deficit

As of December 31, 2013, there were 13,784,408 shares of common shares issued and outstanding.

Sale of Common Stock

In October 2013, the Company received proceeds from the sale of 375,000 shares of common stock for cash for a total consideration of $750,000.

In October 2013, the Company issued 1,240,102 shares of common stock as part of the purchase price for the Vidalia Properties in an acquisition entered into by the Company in October 2013 (see Note 2). The fair value of these shares was determined as $1,289,706 based on share price of $1.04 on the date of the acquisition.

Common Stock Issued for Settlement of Accounts Payable

In December 2013, the Company issued 69,537 shares of common stock in order to settle accounts payable of $139,074 with two third party service providers.

Stock-Based Compensation

In December 2013, the Company issued 75,000 shares of common stock to a former director as compensation in the amount of $25,000.

For the period from October 9, 2013 to December 31, 2013, Radiant recorded $266,994 of share-based compensation related to the amortization of options granted to employees and a consultant.

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

Stock Options

Stock option activity summary covering options granted to the Company’s employees and consultants is presented in the table below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 9, 2013	694,122	$1.00	6.95	$27,765
Granted	1,056,949	1.16	5.00	-
Exercised	-	-	-	-
Forfeited	(93,000)	-	-	-
Outstanding at December 31, 2013	1,658,071	$1.10	5.34	$24,045
Exercisable at December 31, 2013	786,226	$1.04

During the period from October 9, 2013 to December 31, 2013, the Company recognized stock-based compensation expense of $266,994 related to stock options to employees.  As December 31, 2013, unrecognized share-based compensation cost totaled $383,394.

Effective October 9, 2013, the Company entered into employment contracts with three individuals, a geophysicist, a petroleum engineer and a financial analyst to help in the operation of the oil and gas properties acquired.  The employment contracts provide for incentive payments based on financial performance of the Company and, in addition, for two of the employees include stock option agreements, considered together, provide for the purchase of up to a total of 4.5% of the fully diluted shares outstanding at the time of the closing of the financing at an option price of $1.16 per share.  For one employee, one third of the total amount of options vested upon the closing of the Centaurus Facility in October 2013 and the remaining options vest at the rate of one third of the total amount per year on the first and second anniversaries of employment.  For the second employee, the option shares vest at the rate of one third of the total amount per year beginning on the first anniversary of their employment.  The shares are exercisable at any time from the vesting date for a period of five years from the commencement of their employment.

Warrants

A summary of information regarding common stock warrants outstanding is as follows:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 9, 2013	755,250	$1.83	1.03
Issued	3,695,568	$1.21	3.92
Exercised	-	$-	-
Expired	-	-	-
Forfeited	(100,000)	$-	-
Outstanding at December 31, 2013	4,350,818	$1.29	3.43	$1,588,050
Exercisable at December 31, 2013	4,350,818	$1.29

Upon the issuance of Asher convertible notes (discussed above in Note 5 – Stock and warrant derivative liabilities above) and as a consequence of its floating rate feature, these warrants and other existing warrants previously classified as equity have become tainted and are considered derivatives.  See Note 5 – Stock and warrant derivative liabilities for additional information.

Note 12 – Related Party Transactions

Related parties include (i) Macquarie Americas Corp. (“MAC”), the owner of 49% equity interest in Amber, (ii) John Jurasin, the Company’s CEO and formerly the sole stockholder of JOG, (iii) JTBOF, David R. Strawn, and David M. Klausmeyer, the Company’s stockholders, and (iv) Robert M. Gray, the Company’s director and former employee. Related party balances as of December 31, 2013 and 2012 are as follows:

	Successor	Predecessor
	December 31,	December 31,
	2013	2012

Due from related parties:
MAC	$358,226	$-
	$358,226	$-

Due to related parties:
John Jurasin	$842,303	$-
Robert R. Gray	50,606	-
David M. Klausmeyer	12,193	-
David R. Strawn	12,193	-
	$917,295	$-

Successor

MAC

Amber is partially owned by MAC, an affiliate of the Company’s lender, MBL, and Radiant uses the proportionate consolidation method to consolidate Amber. JOG, Radiant’s wholly owned subsidiary, pays for goods and services on behalf of Amber and passes those charges on to Amber through intercompany billings. Periodically, Amber will reimburse JOG for these expenses, or potentially pays for goods and services on behalf of JOG. These transactions are recorded as a due to/from Amber in JOG’s records and as a due to/from JOG in Amber’s records. Due to the fact that Radiant only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the amount due from Amber related to the other interest owner does not eliminate and is carried as amounts due from Amber until the balance is settled through a cash payment. Due from related party was $358,226 as of December 31, 2013.

John Jurasin

Effective March 2010, Radiant assigned certain legacy overriding royalty interests (“ORRI”) in various projects, including the Baldwin AMI, the Coral, Ruby and Diamond Project, the Aquamarine Project, and the Ensminger Project to a related party entity owned by John M. Jurasin.  Radiant retained its working interests in these projects.  Additionally, Radiant assigned its working interest in a project, Charenton, to the related party entity. Radiant did not receive any proceeds for the conveyances and the interests assigned had a historical cost basis of $0.

From time to time, John Jurasin advances the Company various amounts in order to pay operating expenses, with no formal repayment terms. The total balance due on these advances was $104,878 as of December 31, 2013.

Additionally, two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries Amber and RLE to fund operations.  Interest is accrued at a rate of 4% per year.  The first note of $884,000, issued on August 5, 2010, matured on May 31, 2013. The additional note for $165,000, issued on October 12, 2010, is due and payable on demand at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facilities (Note 4).  The balance due on these notes totaled $737,425 as of December 31, 2013. Accrued interest on these notes was $125,015 as of December 31, 2013.

David R. Strawn and David M. Klausmeyer

Mr. Strawn and Mr. Klausmeyer, shareholders of the Company, each loaned the Company a total of $12,193 between March 2002 and June 2005. The notes accrue interest at 8% per annum. The total accrued interest was $36,056 as of December 31, 2013.

Robert M. Gray

As of December 31, 2013, Mr. Gray was owed $50,606 for consulting services rendered prior to becoming an employee of Radiant. This liability is non-interest bearing.

Note 13 – Income Taxes

As of December 31, 2013, we had approximately $12,715,908 of U.S. federal and state net operating loss carry-forward available to offset future taxable income, which begins expiring in 2023, if not utilized.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company’s Tax Attributes.

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

On October 8, 2013, the Company completed the purchase of Vidalia Properties located in Louisiana Mississippi. The Company followed Rule 11-01 of Reg. S-X and determined the working interest acquisition as business acquisition and applied ASC 805.  The acquisition is treated as asset acquisition for tax purpose and predecessors are of unincorporated entities, therefore no deferred tax assets were disclosed for predecessor. The income tax provision for the Predecessor was prepared as if the predecessor was a corporation for prior period comparative purpose only.

The Components of the income tax provision are as follow:

	Successor	Predecessor
	For the Period from October 9, 2013 to December 31, 2013	For the Period from January 1, 2013 to October 8, 2013	For the Year Ended December 31, 2012
Current
Federal	$-	$-	$69,897
State	-	-
Total current	$	$-	$69,897

Deferred
Federal	$(1,149,448)	$(361,188)	$(69,897)
State	(135,229)	-	-
	$(1,284,677)	$(361,188)	$(69,897)
Change in valuation allowance	1,284,677	361,188
Total deferred, net	$-	$-	$(69,897)
Income tax expense	$-	$-	$-

Components of deferred tax assets as of December 31, 2013 (Successor) are as follows:

Successor
December 31, 2013

Net operating loss – Federal	$4,323,409
Net operating loss - State	213,570
Contingent liabilities	17,000
Valuation allowance for deferred tax assets	(4,553,979)
Net deferred tax assets	$-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

Successor 2013
Tax provision at statutory	34.00%
State taxes	4.00%
Permanent differences	(0.06)%
Change in valuation allowance	(37.94)%
Effective tax rate	-%

The valuation allowance is evaluated at the end of each period, considering positive and negative evidence about whether the deferred tax asset will be realized.  The Company has no positions for which it is reasonable that the total amounts of unrecognized tax benefits at December 31, 2013 will significantly increase or decrease within 12 months.  Therefore, the deferred tax asset resulting from net operating loss carry forwards has been fully reserved by a valuation allowance.

Generally, the Company’s income tax years 2010 through 2013 remain open and subject to examination by Federal tax authorities or the tax authorities in Louisiana and Texas which are the jurisdictions where the Company has its principal operations. In certain jurisdictions, The Company operates through more than one legal entity, each of which may have different open years subject to examination. No material amounts of the unrecognized income tax benefits have been identified to date that would impact the Company’s effective income tax rate.

Note 14 – Commitments and Contingencies

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

Commitments

In connection with our Reorganization in August 2010, Radiant entered into the following agreements:

•
An employment agreement with Mr. Jurasin, who will continue as President and Chief Executive Officer, under which he will receive $250,000 per year as base salary. The base salary has increased to $250,000 effective October 8, 2013, after at least $10 million in debt or equity funding is raised and $300,000 after the Company becomes cash flow positive;

•
Employment agreements and a consulting agreement under which Radiant was obligated to pay approximately $549,000 for each of the first, second year, and third years after the closing of the Reorganization agreement.  One of the employees covered by the employment agreement resigned in March 2011 and two other employees resigned in December 2011. Although, no lawsuit was filed, the Company has accrued $50,000 as a possible settlement.

The Company currently leases office space in Houston, Texas. The Company’s office lease expired on September 30, 2012 and is currently paid on month-to-month basis. Lease expense for the period from October 9, 2013 to December 31, 2013 was $13,732.

Note 15 – Subsequent Events

In January 2014, the Company issued 50,000 shares of common stock at $0.50 per share to Black Gold in accordance with the Shallow Oil agreement.

In March 2014, the Company issued 875,000 shares of common stock in connection with the exercise of warrants and stock options.  The Company received $8,750 in proceeds from these exercises.

Effective January 15, 2014, the Company granted 198,874 stock options to an employee with an aggregate fair value of $307,904. The stock options vest over 3 years.

Effective January 23, 2014, Asher Enterprises, Inc, the holder of Radiant’s convertible debt converted the principal amount of notes of $25,000 into 25,615 shares of common stock with effective price of $0.976 per share.

Effective February 28, 2014, the Company amended the Centaurus Credit Agreement.  The Amendment increased the maximum aggregate commitment from the Lenders from $39,788,000 to $41,748,000, increased the principal amount from $40,600,000 to $42,600,000 plus any deferred interest, and increased the net profits interest conveyed to Centaurus on specific proved wells from 12.5% to 17.0%.

The Company was in multiple defaults on the Centaurus Credit Agreement, including timely delivery of audited financial statements and other reporting requirements.  Effective February 28, 2104 the lender has agreed to forbear from exercising its rights and remedies against the Company, as allowed by the Credit Agreement and related agreements for the then-existing defaults.  The lender has specifically agreed to not initiate proceedings to collect on the obligation, discontinue lending under the Credit Agreement, initiate or join in any involuntary bankruptcy petition, repossess or dispose of any collateral under the Credit Agreement or similar actions because of the existing defaults.  Should the Company default on any provisions in the Agreement other than those existing defaults, the Lenders have the right to exercise its rights and remedies against the Company, as contained in the facility agreement and through the amendment of the Facility.

Note 16 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Ralph E. Davis Associates, Inc., an external petroleum engineering firm, using reserve definitions and pricing requirements prescribed by the SEC.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2013. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	December 31,
	2013	2012
Proved oil and gas properties	$19,803,395	$-
Unproved oil and gas properties	-	331,219
Accumulated depreciation, depletion and amortization	(44,714)	-
Total acquisition, development and exploration costs	$19,758,681	$331,219

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At December 31, 2013 and 2012, there were no unevaluated costs, which have been excluded from the depletion base.

	December 31,
	2013 Successor	2012 Predecessor
Acquisition of properties – proved	$17,724,116	$-
Acquisition of properties – unproved	-	-
Exploration costs	-	-
Development costs	1,732,679	-
Total costs incurred	$19,456,795	$-

Add Results of Operations for Producing Activities

For the period from October 9 to December 31, 2013 (Successor), from January 1, 2013 to October 8, 2013 (Predecessor) and for the year ended December 31, 2012, the results of operations for producing activities were as follows:

	Successor	Predecessor
	October 9, 2013 - December 31, 2013	January 1, 2013 to October 8, 2013	January 1, 2012 to December 31, 2012

Sales	$696,661	$1,742,512	$3,966,017
Production costs	(483,680)	(2,355,118)	(3,760,437)
Depreciation, Depletion and Amortization	(44,714)	-	-
Income tax expense	-	-	-
Standardized measure of discounted future net cash flows	$168,267	$(612,606)	$205,580

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2013 and 2012. Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf). Gas is converted to barrels of oil equivalents (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	Successor		Predecessor
	October 9, 2013 to December 31, 2013		January 1, 2013 to October 8, 2013		January 1, 2012 to December 31, 2012
	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Beginning of the period	1,606	24,089	1,623	24,089	1,661	24,089
Revisions of previous estimates	(138)	2,978	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-
Production	(7)	-	(16)	-	(38)	-
Purchases of minerals in place	-	-	-	-	-	-
Uneconomical Wells	-	-	-	-	-	-
Sales of minerals in place	-	-	-	-	-	-
End of period	1,461	27,067	1,606	24,089	1,623	24,089

	December 31, 2013		December 31, 2012
Type of Reserves	Mboe		Mboe
PDP	377.9	6.3%	400.9	6.7%
PDNP	121.6	2.0%	121.6	2.0%
PUD	5,472.4	91.7%	5,472.4	91.3%

Total	5,971.9	100.0%	5,994.9	100.0%

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table is the reserve studies prepared by the Company’s independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of future production of reserves. Revisions of previous period estimates may have a significant impact on these results. Also, exploration costs in one period may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and natural gas properties.

Future cash inflows for 2013 were computed by applying the average price for the period to the period-end quantities of proved reserves. The 2013 average price for the period was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting period. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the period, based on period-end costs, assuming continuation of period-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.

The information provided in the tables set out below does not represent management’s estimate of the Company’s expected future cash flows or of the value of the Company’s proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under ASC No. 932 requires assumptions as to the timing and amount of future development and production costs. The calculations should not be relied upon as an indication of the Company’s future cash flows or of the value of its oil and gas reserves.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves (stated in thousands):

	Successor	Predecessor
	October 9, 2013 - December 31, 2013	January 1, 2013 to October 8, 2013	January 1, 2012 to December 31, 2012

Future cash inflows	$141,373	$170,288	$172,111
Future production costs	(56,655)	(68,144)	(68,866)
Future development	(16,544)	(18,787)	(18,787)
Income taxes	-	-	-
Future net cash flows	68,174	83,357	84, 458

Discounted for estimated timing of cash flows at 10%	49,634	40,341	40,550

Standardized measure of discounted future net cash flows	$117,808	$123,698	$125,008

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the period from October 9, 2013 to December 31, 2013 (Successor), the period from January 1, 2013 to October 8, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor) (stated in thousands):

	Successor	Predecessor
	October 9, 2013 - December 31, 2013	January 1, 2013 - October 8, 2013	January 1, 2012 - December 31, 2012

Standardized Measure, Beginning of Period	$123,698	$125,008	$125,214
Oil and gas sales, net of production costs	(213)	613	(206)
Net change in sales and transfer prices and in production (lifting) costs related to future production	-	(14,424)	-
Extensions, discoveries and improved recovery, net of costs	-	-	-
Change in estimated future development costs	-	-	-
Previously estimate development costs incurred	-	-	-
Revisions of previous quantity estimates	(97,857)	-	-
Accretion of discount	-	12,501	-
Net change in income taxes	-	-	-
Purchases and sales of minerals in place	92,180	-	-
Timing and other	-	-	-
Standardized Measure, End of Period	$117,808	$123,698	$125,008