Form 10-Q
period 2014-03-31
RADIANT OIL & GAS INC
filed 2014-05-20
CIK 928447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2014
Common Stock	16,744,039

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices; changing refining, marketing and chemical margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s net production or manufacturing facilities or delivery/transportation networks due to war, accidents, political events, civil unrest, severe weather or crude oil production quotas that might be imposed by the Organization of Petroleum Exporting Countries; the potential liability for remedial actions or assessments under existing or future environmental statutes, regulations and litigation; the potential liability resulting from other pending or future litigation; the company’s future acquisition or disposition of assets and gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” on page 14 of the company’s Form 10-K.  In addition, such statements could be affected by general domestic and international economic and political conditions.  Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Radiant Oil & Gas, Inc. “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

 RADIANT OIL AND GAS, INC.
Consolidated Balance Sheets
(Unaudited)

	Successor
	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$175,884	$694,582
Restricted cash	984,535	2,067,225
Certificates of deposit	325,000	325,000
Accounts receivable – oil and gas	306,427	271,550
Commodity derivative asset	-	33,330
Other current assets	85,597	81,154
Due from related parties	358,226	358,226
TOTAL CURRENT ASSETS	2,235,669	3,831,067

PROPERTY AND EQUIPMENT
Properties subject to amortization, accounted for using the full cost method of accounting, net of accumulated depletion of $92,872 and $44,714, respectively	21,756,477	19,758,681
Properties not subject to amortization, accounted for using the full cost method of accounting	-	-
Property and equipment, net of accumulated depreciation of $190,014 and $188,370, respectively	30,078	25,769
TOTAL PROPERTY AND EQUIPMENT	21,786,555	19,784,450

Commodity derivative asset	-	113,090
Deferred financing costs, net of accumulated amortization of $425,710 and 231,859, respectively	6,647,789	6,841,640

TOTAL ASSETS	$30,670,013	$30,570,247

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,448,551	$1,681,423
Cash advance obligation on acquisition option	35,580	35,580
Notes payable, current portion	6,630,229	5,004,834
Convertible notes payable	117,500	142,500
Accrued interest	2,093,507	1,389,047
Commodity derivative liability, current portion	96,030	-
Due to related parties	916,320	917,295
Stock and warrant derivative liabilities, current portion	198,359	474,895
TOTAL CURRENT LIABILITIES	12,536,076	9,645,574

Deferred gain	655,628	900,628
Asset retirement obligations	464,601	455,296
Stock and warrant derivative liabilities	1,600,739	4,000,817
Commodity derivative liability	25,990	-
Long-term debt, net of unamortized discount of $530,468 and $522,993, respectively	24,829,099	25,475,264
TOTAL LIABILITIES	40,112,133	40,477,579

Commitments and contingencies (Note 13)	50,000	50,000

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized, 14,685,023 and 13,784,408 shares issued and outstanding, respectively	146,851	137,845
Additional paid-in capital	6,733,312	6,114,133
Accumulated deficit	(16,372,283)	(16,209,310)
TOTAL STOCKHOLDERS' DEFICIT	(9,492,120)	(9,957,332)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,670,013	$30,570,247

The accompanying footnotes are an integral part of these consolidated financial statements.

RADIANT OIL AND GAS, INC.
Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
OIL AND GAS REVENUES	$786,359	$754,455

OPERATING EXPENSES:
Lease operating expenses	690,170	850,812
Depreciation, depletion, amortization and accretion	59,107	8,953
General and administrative expense	1,194,290	-
TOTAL OPERATING EXPENSES	1,943,567	859,765

OPERATING LOSS	(1,157,208)	(105,310)

OTHER INCOME (EXPENSE):
Unrealized gain on stock and warrant derivative liabilities	2,148,684	-
Unrealized loss on commodity derivative	(268,440)	-
Realized gain on commodity derivative	22,710	-
Interest expense	(1,160,042)	-
Other income (expense), net	251,323	-
Total other income	994,235	-

NET LOSS	$(162,973)	$(105,310)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - Basic and diluted	13,939,588	1,240,102

The accompanying footnotes are an integral part of these consolidated financial statements.

RADIANT OIL AND GAS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(162,973)	$(105,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	59,107	8,953
Amortization of deferred financing costs	193,851	-
Amortization of debt discount	12,524	-
Unrealized gain on stock and warrant derivative liabilities	(2,148,684)	-
Unrealized loss on commodity derivatives	268,440	-
Stock-based compensation	66,505	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(34,877)	(47,629)
Other current assets	(4,443)	-
Accounts payable and accrued expenses	878,837	51,463
Deferred gain	(245,000)	-
Net cash used in operating activities	(1,116,713)	(92,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	1,082,690	-
Cash paid for oil and gas properties	(1,453,203)	-
Purchase of equipment	(5,953)	-
Net cash used in investing activities	(376,466)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	1,000,000	-
Payments on notes payable	(13,295)	-
Original issue discount on notes payable	(19,999)	-
Predecessor contributions	-	92,523
Loans to/from owners, net	(975)	-
Proceeds from issuance of common stock	8,750	-
Net cash provided by financing activities	974,481	92,523

DECREASE IN CASH	(518,698)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	694,582	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$175,884	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

RADIANT OIL AND GAS, INC.
Consolidated Statements of Cash Flows
(Continued)

	Successor	Predecessor
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$(249,207)	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued oil and gas development costs	$592,751	$-
Common stock issued for conversion of debt	$25,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

RADIANT OIL AND GAS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General Organization and Business

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

The Company determined Vidalia to be its predecessor entity as the latter’s historical operations were significantly larger than the historical operations of the Company. For the purposes of financial statement presentation, designation of an acquired business as a predecessor is required if a registrant succeeds to the business of another entity and the registrant’s own operations prior to the succession appear insignificant relative to the operations assumed or acquired. As such, the Company has included the historical financial results of Vidalia prior to October 9, 2013 as its predecessor entity.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Radiant have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10K filed on May 7, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2013 have been omitted.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

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

In accordance with established practices in the oil and gas industry, the Company’s consolidated financial statements include pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of Amber Energy, LLC. (“Amber”), in which the Company has an interest. The Company owned a 51% interest in Amber as of March 31, 2014.

The financial statements presented herein contain information for Vidalia for the three months ended March 31, 2013.

All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company and its subsidiaries maintain its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), which insures the balances up to $250,000 per depositor. At March 31, 2014 and December 31, 2013, the Company had cash balances of $933,044 and $2,017,241, respectively, in excess of FDIC insurance limits. The Company has not incurred losses related to these deposits and believes no significant concentration of credit risk exists with respect to these cash investments.

As of March 31, 2014, Radiant had a restricted cash balance of $984,535. This amount was restricted by the lender in accordance with Centaurus financing agreement (see Note 4 for more detail on this financing).

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

As of March 31, 2014 and December 31, 2013, the Company had an oil and gas property balance of $21,756,477 and $19,758,681, respectively.

Impairment of Long-Lived Assets

The Company periodically reviews non-oil and gas long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three months ended March 31, 2014 and 2013, there was no impairment recorded by the Company.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There was no difference between basic and diluted loss per share for all periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its consolidated results of operations, financial position or cash flows.

Subsequent Events

The Company has evaluated all transactions from March 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration and there are no reportable events.

Note 3 – Oil and Gas Properties

The table below summarizes the Company’s capitalized costs related to proved oil and gas properties which were subject to depreciation, depletion and amortization at March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013

Proved oil and gas properties	$21,849,349	$19,803,395
Accumulated depreciation, depletion, and amortization	(92,872)	(44,714)
Net capitalized costs	$21,756,477	$19,758,681

All of the Company’s oil and gas properties are proved as of March 31, 2014 and December 31, 2013 in accordance with the definition of proved reserves.

Detail Project Descriptions

Vidalia Properties

Vidalia properties contain over 80 wells in Louisiana and Mississippi.  The Louisiana properties include over 39 wells and numerous leases located in Catahoula, Concordia, La Salle and St. Mary's Parishes. The Mississippi properties include over 41 wells and numerous leases located in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 30 productive wells and up to 38 shut-in wells. During the three months ended March 31, 2014, the Company capitalized a total of $491,642, including intangible drilling and completion costs and casing costs.

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

The Ensminger Project is located in St. Mary’s Parish, Louisiana. Currently, the Company has no producing wells in this area. During the three months ended March 31, 2014, the Company capitalized a total of $1,254,680, including intangible drilling and completion costs, leasehold rights payments and casing costs.

Coral

In December 2013, the Company acquired two leases in Louisiana State Waters of St. Mary’s parish totaling approximately 1,405 acres. During the three months ended March 31, 2014, the Company capitalized a total of $299,632, including intangible drilling and completion and permitting costs.  Radiant controls 100% of the working interest.

Shallow Oil - Black Gold

On March 1, 2012, Radiant entered into a project agreement (the “Shallow Oil Phase 1 Agreement”) with Black Gold, Inc. (“Black Gold”) for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 1 Lease”).   In accordance with the Shallow Oil Phase 1 Agreement, Radiant issued to Black Gold a total of 490,000 shares of its common stock at $0.50 per share during 2012 and 2013.

Effective February 24, 2014, the agreement with Black Gold was terminated. Due to the fact that Black Gold did not fully fund its commitment, the amount received from Black Gold of $245,000 was recorded as other income in the consolidated statement of operations as other income.

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

As of March 31, 2014, the Company recorded a deferred gain of $655,628 as the excess of funds received from Grand during 2012 and costs incurred to date. This amount was recorded as a deferred gain due to the fact that Grand did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties.

As Grand did not fulfill its obligations outlined in the agreement, Radiant effectively became a 100% owner of Radiant Synergy in the fourth quarter of 2013.

Note 4 – Notes Payable

Notes payable as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
First Lien Credit Facility (Centaurus)	$28,525,947	$27,525,947
Senior credit facility (Amber)	2,032,188	2,032,188
Senior credit facility (RLE)	818,309	818,309
Fermo Jaeckle note	475,000	475,000
Debentures (Patriot Notes)	137,410	150,705
Line of credit (Capital One Bank)	942	942
Total notes payable	31,989,796	31,003,091
Less: unamortized discount	(530,468)	(522,993)
Less: current portion	(6,630,229)	(5,004,834)
Long-term portion	$24,829,099	$25,475,264

First Lien Credit Facility (“Centaurus Facility”)

The Company was in multiple defaults on the Centaurus Credit Agreement (“Credit Agreement”), including timely delivery of audited financial statements and other reporting requirements.  Effective February 28, 2014, the lender has agreed to forbear from exercising its rights and remedies against the Company, as allowed by the Credit Agreement and related agreements for the then-existing defaults.  The lender has specifically agreed to not initiate proceedings to collect on the obligation, discontinue lending under the Credit Agreement, initiate or join in any involuntary bankruptcy petition, repossess or dispose of any collateral under the Credit Agreement or similar actions because of the existing defaults.  Should the Company default on any provisions in the Credit Agreement other than those existing defaults, the Lenders have the right to exercise its rights and remedies against the Company, as contained in the facility agreement and through the amendment of the Credit Agreement.

Effective February 28, 2014, the Company amended the Centaurus Credit Agreement.  As part of the amendment, the maturity date was extended to December 2018. The amendment increased the maximum aggregate commitment from the Lenders from $39,788,000 to $41,748,000, increased the principal amount to be repaid by the Company from $40,600,000 to $42,600,000 plus any deferred interest, and increased the net profits interest conveyed to Centaurus on specific proved wells from 12.5% to 17.0%.  Advances under the Centaurus facility are available with the approval of the agent.  There was no change in interest rate or collateral.  Repayments are based on cash flow from Company properties and are schedule to begin no later than October 2014.  Should the Company default on any provisions in the Credit Agreement other than those existing defaults, the Lenders have the right to exercise its rights and remedies against the Company, as contained in the facility agreement and the amendment.

During the three months ended March 31, 2014, the Company received $980,001 of proceeds net of a 2% original issue discount of $19,999 from the Centaurus facility. As of March 31, 2014, the Centaurus Facility had an outstanding balance of $28,525,947 and accrued interest liability of $870,243.  Interest expense was $870,933 for the three months ended March 31, 2014.

As of December 31, 2013, the Company had an outstanding balance on its Centaurus Facility of $27,525,947 and accrued interest was $246,891 at December 31, 2013.

The Centaurus Facility at December 31, 2013, included a 2% original issue discount of $550,519.  Both this discount and the $19,999 discount from the 2014 borrowing are being amortized over the five-year life of the note using the effective interest rate method.  The Company recorded $12,524 in total discount amortization during the three months ended March 31, 2014.  The total unamortized balance of the discounts was $530,468 at March 31, 2014.

Senior Credit Facility of Amber (“Amber Credit Facility”)

The Amber Credit Facility was in payment default as of March 31, 2014.   As of March 31, 2014, the Company had an outstanding balance on its Amber Credit Facility of $2,032,188. Accrued interest related to this credit facility amounted to $430,341 as of March 31, 2014.  No payments have been made since September 2006.  Management intends to negotiate a settlement of the Amber Credit Facility with Macquarie Bank Ltd. (“ MBL”). During the three months ended March 31, 2014, the Company recorded interest expense of $16,512.

Senior Credit Facility of RLE (“RLE Credit Facility”)

As of March 31, 2014, the Company had an outstanding balance on its RLE Credit Facility of $818,309.  Accrued interest related to this credit facility amounted to $403,171 as of March 31, 2014. The RLE Credit Facility contained restrictive financial covenants. Interest accrued at the default interest rate of 11.25% during 2014.  No payments have been made since September 2006.  Management intends to negotiate a settlement of the RLE Credit Facility with MBL. During the three months ended, the Company recorded interest expense of $35,414.

Fermo Jaeckle Note

As of March 31, 2014, the Company had an outstanding balance on this note of $475,000 and accrued interest was $154,569 at March 31, 2014.  During the three months ended the Company recorded interest expense of $11,875. Management intends to contact Mr. Jaeckle and his representatives to negotiate a settlement of the 10% Convertible Note.

Patriot Agreement

On December 28, 2013, the Company entered into an agreement (the “Patriot Agreement”) with Patriot Bridge & Opportunity Fund, L.P. (f/k/a John Thomas Bridge & Opportunity Fund, L.P.) and Patriot Bridge & Opportunity Fund II, L.P., together referred to as the “Funds,” Patriot 28, LLC, the Managing Member of the Funds, and George Jarkesy, individually and as Managing Member of Patriot 28. The Patriot 28 Agreement restructured the outstanding $150,000 due to the Funds in the form of a general liability promissory note. The maturity date of the Note shall be the earlier of an equity infusion of not less than $10,000,000 or December 1, 2014. The general liability note amortizes with a monthly payment of $13,425.  Interest shall be paid monthly at the rate of six percent (6%) per annum.

During the three months ended March 31, 2014, the Company recorded interest expense of $2,060.  Accrued interest was $1,240 at March 31, 2014.

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

Line of Credit

The Company has a line of credit from the Capital One Bank for up to $25,000 that carries a 7% fixed interest rate.  As of March 31, 2014, the outstanding balance on the line of credit was $942.

Convertible Debt

Convertible notes payable as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Asher Note # 1	$65,000	$90,000
Asher Note # 2	52,500	52,500
Total convertible notes payable	117,500	142,500
Less: current portion	(117,500)	(142,500)
Long-term portion	$-	$-

Asher Convertible Notes

During 2011, Radiant issued convertible promissory notes to Asher Enterprises Inc. (“Asher Convertible Notes”), for gross proceeds of $95,000 at 8% interest, the notes are convertible into the Company’s common stock. The loans are convertible after 180 days from the date of issuance and until the later of maturity date or the date of payment of default amount. The conversion price equals to 61% of the average of the lowest 3 trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Because of this floating rate feature, these notes are considered a derivative liability – see Note 7 for more detail.

The notes originally matured on March 29, 2012 and April 26, 2012 and were currently in default as of March 31, 2014.  According to provisions of the credit agreement, in case of a default, the principal of the notes increases 150%, this occurred in 2012.

During the three months ended March 31, 2014, $25,000 of the principal was converted into 25,615 shares of the Company’s common stock. As of March 31, 2014, the principal outstanding was $117,500 and accrued interest was $57,856 as of March 31, 2014. The Company recorded interest expense of $6,814 during the three months ended March 31, 2014.

Note 5 – Commodity Derivative

In connection with the First Lien Credit Facility (“Centaurus Facility”), the Company and Centaurus entered into an International Swaps and Derivatives Association (“ISDA”) Master Agreement that provides Centaurus with the ability to hedge its future price risk from time to time utilizing a series of price swap agreements for the period from 2014 through 2018.  Each contract will be settled in net cash on settlement date.

The following table shows the monthly volumes and average floor prices per the ISDA Master Agreement:

Start Month	End Month	Volume BBL/Month	Average Floor $/BBL
Jan. ‘14	Dec. ‘14	3,000	$99.05
Jan. ‘15	Dec. ‘15	3,000	$90.69
Jan. ‘16	Dec. ‘16	3,000	$84.98
Jan. ‘17	Dec. ‘17	2,000	$81.82
Jan. ‘18	Sept. ‘18	2,000	$80.20

For the three months ended March 31, 2014, the Company recognized a realized gain on the commodity derivative of $22,710 in its consolidated statements of operations as other income.

The Company has elected not to apply hedge accounting to this derivative but will, instead, recognize unrealized gains (losses) associated with the derivative in its consolidated statements operations in the period for which such unrealized gains (losses) occur.

The Company has presented a short term derivative liability of $96,030 and long term derivative liability of $25,990 on its balance sheet as of March 31, 2014 and recognized an unrealized loss associated with the price swap agreements of $268,440 for the three months ended March 31, 2014.

Note 6 – Deferred Financing Charge

In order to obtain the Centaurus Facility (see Note 4) the Company incurred $7,073,499 of legal, banking, insurance and other professional fees prior to December 31, 2013.  These fees were capitalized and are being amortized over the five year term of the Centaurus Facility using the effective interest method.  For the three months ended March 31, 2014, $193,851 was recorded as amortization expense.

Note 7 – Stock and Warrant Derivative Liabilities

Agent Warrants

In November 2010, Radiant issued to John Thomas Financial, Inc. (“JTF”) warrants to purchase 121,500 shares of the Company’s common stock at an exercise price of $1.05 per share. The warrants were given as additional compensation for placing an offering of common stock. The warrants had a contractual term of 5 years and vested immediately. The warrants had an exercise price reset provision clause that triggered derivative accounting.  The fair value of these warrants was $60,348 as of March 31, 2014.

Tainted Warrants

In May 2011, Radiant issued convertible promissory notes to JTBOF and JTBOF II in the principal amount of $75,000 each (see more detail in Note 4).  Additionally, Radiant issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II.  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.  Upon the issuance of Asher convertible notes and as a consequence of its floating rate feature, these warrants and other existing warrants previously classified as equity have become tainted and are considered a derivative liability.  Warrants to purchase 50,000 shares of common stock each issued to JTBOF and JTBOF II that had an exercise price of $2.50 expired.  The fair value of these warrants was $551,025 as of March 31, 2014.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s stock and warrant derivative liabilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Common stock issuable upon exercise of warrants	1,350,617	1,350,617
Estimated market value of common stock on measurement date	$0.55 – 2.25	$0.59 - 1.04
Exercise price	$0.12 – 4.00	$0.12 - 4.00
Risk free interest rate (1)	0.13 – 0.44	0.10 - 0.38%
Expected dividend yield	0%	0%
Expected volatility (2)	220 - 284%	212-307%
Expected exercise term in years	0.13-1.89	0.38-2.14

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of March 31, 2014.

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

As of March 31, 2014, the fair value of these derivatives was $72,830.

The fair value of stock and warrant derivative liabilities related to the conversion options of the Asher Convertible Notes has been estimated as of March 31, 2014 and December 31, 2013, respectively, using the Lattice option pricing model, under the following assumptions:

	March 31,	December 31,
	2014	2013
Common stock issuable upon conversion	192,623	224,622
Estimated market value of common stock on measurement date	$0.55	$1.04
Exercise price	$0.61	$0.46
Risk free interest rate (1)	0.03%	0.01%
Expected dividend yield	0%	0%
Expected volatility (2)	248%	224%
Expected exercise term in years	0.00	0.00

(1)	The risk-free interest rate was determined by management using the one month Treasury bill yield as of the issuance dates.

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

During the three months ended March 313, 2014, the holders exercised 875,000 warrants at exercise price of $0.01.  The fair value of the remaining 625,000 warrants was $343,527 at March 31, 2014.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant Stock and warrant derivative liabilities as of the balance sheet date at March 31, 2014:

	March 31,	December 31
	2014	2013
Common stock issuable upon exercise of warrants	625,000	1,500,000
Estimated market value of common stock on measurement date	$0.55	$1.04
Exercise price	$0.01	$0.01
Risk free interest rate (1)	1.52%	1.51%
Expected dividend yield	0%	0%
Expected volatility (2)	263%	289%
Expected exercise term in years	4.43	4.68

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of March 31, 2014.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

Vidalia Warrants

As a result of this acquisition of the Vidalia Properties, the Company issued 1,500,201 warrants to purchase an equivalent number of shares of the Company’s common stock with an exercise price of $2.02 per share. The warrants expire on October 8, 2016. The warrants were tainted and considered a derivative. The fair value of outstanding warrants was $771,368 at March 31, 2014.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant stock and warrant derivative liabilities as of March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Common stock issuable upon exercise of warrants	1,500,201	1,500,201
Estimated market value of common stock on measurement date	$0.55	$1.02
Exercise price	$2.02	$2.02
Risk free interest rate (1)	0.67%	0.78%
Expected dividend yield	0%	0%
Expected volatility (2)	268%	301%
Expected exercise term in years	2.53	2.77

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of December 31, 2013 and October 9, 2013.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

The following tables set forth the changes in the fair value measurements of our Level 3 stock and warrant derivative liabilities during the three months ended March 31, 2014:

		Reclass to	Decrease in
	December 31, 2013	Additional Paid in Capital	Fair Value of Derivative Liability	March 31, 2014
Derivative liability - warrants	$121,566	$	$(61,218)	$60,348
Derivative liability - tainted warrants	1,092,505		(541,480)	551,025
Derivative liability - convertible debt	167,048	(46,993)	(47,225)	72,830
Derivative liability - bridge loan	1,559,697	(480,937)	(735,233)	343,527
Derivative liability – Vidalia warrants	1,534,896		(763,528)	771,368
	4,475,712	$(527,930)	$(2,148,684)	1,799,098
Current Portion	474,895			198,359
Long-term portion	$4,000,817			$1,600,739

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

The following table sets forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014:

	Fair Value Measurements at March 31, 2014
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value
Description	(Level 1)	(Level 2)	(Level 3)
Derivative liability – agent warrants	$-	$-	$60,348	$60,348
Derivative liability – tainted warrants	-	-	551,025	551,025
Derivative liability – convertible debt	-	-	72,830	72,830
Derivative liability – bridge loan	-	-	343,527	343,527
Derivative liability – Vidalia warrants	-	-	771,368	771,368
Total	-	-	$1,799,098	$1,799,098
Current portion	-	-	198,359	198,359
Long-term portion	$-	$-	$1,600,739	$1,600,739

The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis as of March 31, 2014:

Fair Value Measurements at March 31, 2014
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value
Description	(Level 1)	(Level 2)	(Level 3)
Commodity derivative	$-	$122,020	$-	$122,020
Total	$-	$122,020	$-	$122,020

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 2 in the fair value hierarchy during the three months ended March 31, 2014:

December 31, 2013, balance	$146,420
Total loss	(268,440)
Settlements	-
Additions	-
Transfers	-
March 31, 2014, balance	$(122,020)

Change in unrealized loss included in earnings relating to derivatives still held as of March 31, 2014	$268,440

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy during the three months ended March 31, 2014:

December 31, 2013, balance	$4,475,712
Unrealized Gain	(2,148,684)
Settlements	-
Additions	-
Transfers	(527,930)
March 31, 2014, balance	$1,799,098

Change in unrealized gain included in earnings relating to derivatives still held as of March 31, 2014	$2,148,684

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

Note 9 – Cash Advance Obligation on Acquisition Option

In June 2011, Radiant entered into a purchase and sale agreement with Blacksands Petroleum (“Blacksands”) whereby Radiant granted Blacksands 20% of the interests in certain oil and gas properties. In partial consideration for this agreement, Blacksands delivered to Radiant a refundable deposit of $50,000. Due to various matters, Radiant elected not to pursue this transaction. On November 12, 2012, Blacksands filed a lawsuit against Radiant for breach of contract. In December 2012, Blacksands obtained a judgment against Radiant in the amount of $55,565 which included $50,000 of the original payment, $3,750 of attorney fees and $1,815 of judgment interest. In late 2013, the Company made payments to Blacksands on the total amount of $19,985. As of March 31, 2014, the outstanding liability to Blacksands is $35,580 with accrued interest of $2,200.

Note 10 – Asset Retirement Obligation

The following table reflects the changes in the asset retirement obligation:

Amount
Asset retirement obligation as of December 31, 2013	$455,296
Additions	-
Current period revision to previous estimates	-
Current period accretion	9,305
Asset retirement obligation as of March 31, 2014	$464,601

Note 11 – Stockholders’ Deficit

As of March 31, 2014, there were 14,685,023 shares of common shares issued and outstanding.

In March 2014, the Company issued 875,000 shares of common stock in connection with the exercise of warrants and stock options.  The Company received $8,750 in proceeds from this exercise.

On January 23, 2014, Asher Enterprises, Inc, the holder of Radiant’s convertible debt, converted principal of $25,000 into 25,615 shares of common stock with an effective price of $0.976 per share.

Stock-Based Compensation

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

Stock Options

Effective January 15, 2014, the Company granted 198,874 stock options to an employee with an aggregate fair value of $278,337. The stock options vest over 3 years. The fair value was determined using the Black Scholes model with the following parameters:

Common stock issuable upon exercise of options	198,874
Estimated market value of common stock on measurement date	$1.40
Exercise price	$1.40
Risk free interest rate (1)	2.01%
Expected dividend yield	0.00%
Expected volatility (2)	293.16%
Expected exercise term in years	6

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of January 15, 2014.

(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

Stock option activity to the Company’s employees and consultants is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,658,071	$1.10	5.34	$24,045
Granted	198,874	1.76	4.84	-
Exercised	-	-	-	-
Forfeited	(827,155)	-	-	-
Outstanding at March 31, 2014	1,029,790	$1.25	4.70	$-
Exercisable at March 31, 2014	307,278	$1.09

During the three months ended March 31, 2014, the Company recorded stock based compensation of $66,505 related to stock options to employees.  As of March 31, 2014 and December 31, 2013, unrecognized share-based compensation cost totaled $383,394 and $516,608, respectively.

Warrants

A summary of information regarding common stock warrants outstanding is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,350,818	$1.29	3.43	$1,588,050
Granted	-	-	-	-
Exercised	(875,000)	0.01	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2014	3,475,818	$1.61	2.88	$352,013
Exercisable at March 31, 2014	3,475,818	$1.61

Upon the issuance of Asher convertible notes (discussed in Note 7) and as a consequence of its floating rate feature, these warrants and other existing warrants previously classified as equity have become tainted and are considered derivatives.

Note 12 – Related Party Transactions

Related parties include (i) Macquarie Americas Corp. (“MAC”), the owner of 49% equity interest in Amber, (ii) John Jurasin, the Company’s CEO and formerly the sole stockholder of Jurasin Oil and Gas, Inc. (“JOG”), (iii) JTBOF, David R. Strawn, and David M. Klausmeyer, the Company’s stockholders, and (iv) Robert M. Gray, the Company’s director and former employee. Related party balances as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013

Due from related parties:
MAC	$358,226	$358,226
	$358,226	$358,226

Due to related parties:
John Jurasin	$841,328	$842,303
Robert R. Gray	50,606	50,606
David M. Klausmeyer	12,193	12,193
David R. Strawn	12,193	12,193
	$916,320	$917,295

MAC

Amber is partially owned by MAC, an affiliate of the Company’s lender, MBL, and Radiant uses the proportionate consolidation method to consolidate Amber. JOG, Radiant’s wholly owned subsidiary, pays for goods and services on behalf of Amber and passes those charges on to Amber through intercompany billings. Periodically, Amber will reimburse JOG for these expenses, or potentially pays for goods and services on behalf of JOG. These transactions are recorded as a due to/from Amber in JOG’s records and as a due to/from JOG in Amber’s records. Due to the fact that Radiant only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the amount due from Amber related to the other interest owner does not eliminate and is carried as amounts due from Amber until the balance is settled through a cash payment. Due from related party was $358,226 as of March 31, 2014 and December 31, 2013.

John Jurasin

Effective March 2010, Radiant assigned certain legacy overriding royalty interests in various projects, including the Baldwin AMI, the Coral, Ruby and Diamond Project, the Aquamarine Project, and the Ensminger Project to a related party entity owned by John M. Jurasin.  Radiant retained its working interests in these projects.  Additionally, Radiant assigned its working interest in a project, Charenton, to the related party entity. Radiant did not receive any proceeds for the conveyances and the interests assigned had a historical cost basis of $0.

From time to time, John Jurasin advances the Company various amounts in order to pay operating expenses, with no formal repayment terms. The total balance due on these advances was $103,903 and $104,878, respectively, as of March 31, 2014 and December 31, 2013.

Additionally, two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries Amber and RLE to fund operations.  Interest is accrued at a rate of 4% per year.  The first note of $884,000, issued on August 5, 2010, matured on May 31, 2013. The additional note for $165,000, issued on October 12, 2010, is due and payable on demand at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facilities (Note 4).  The balance due on these notes totaled $737,425 as of March 31, 2014 and December 31, 2013. Accrued interest on these notes was $142,360 and $125,015, respectively, as of March 31, 2014 and December 31, 2013.

David R. Strawn and David M. Klausmeyer

Mr. Strawn and Mr. Klausmeyer, shareholders of the Company, each loaned the Company a total of $12,193 between March 2002 and June 2005. The notes accrue interest at 8% per annum. The total accrued interest was $37,256 and $36,056, respectively, as of March 31, 2014 and December 31, 2013.  Interest expense on these notes was $1,200 for the three months ended March 31, 2014.

Robert M. Gray

As of March 31, 2014, Mr. Gray was owed $50,606 for consulting services rendered prior to becoming an employee of Radiant. This liability is non-interest bearing.

Note 13 – Commitments and Contingencies

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

Commitments

In connection with our reorganization in August 2010, Radiant entered into the following agreements:

·	An employment agreement with Mr. Jurasin, who will continue as President and Chief Executive Officer, under which he will receive $250,000 per year as base salary.

·
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

The Company currently leases office space in Houston, Texas. The Company’s office lease expired on September 30, 2012 and is currently paid on month-to-month basis. Lease expense for the three months ended March 31, 2014 was $13,208.

Note 14 – Subsequent Events

On April 28, 2014, the Company entered into an agreement with an outside agency for investor relations counsel services.  As part of the payment for these services, the Company granted 25,000 shares of our common stock upon execution of the agreement, with a fair value of $42,500, and will issue 25,000 shares of our common stock for their services at the beginning of each six-month period as their services continue.

On May 12, 2014, $18,000 of the principal amount of the Asher Convertible Notes (see Note 4 above) was converted into 59,016 shares of the Company’s common stock.  The fair value of these shares at date of issuance was $35,410.

On May 13, 2014, 2,000,000 shares of our common stock, with a fair value of $1,200,000, were re-issued to Mr. John Jurasin.  The shares had been previously forfeited by John Thomas Financial to Mr. Jurasin as part of an equity compensation settlement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled " Cautionary Statement on Forward-Looking Information” in this Quarterly Report on Form 10-Q.

Results of Operations

Effective October 9, 2013, the Company acquired oil and gas properties located in Louisiana and Mississippi (the “Vidalia Properties”). Predecessor references herein relate to the operations of the Vidalia Properties.

The Company has presented the Statement of Operations for the three months ended March 31, 2013 for the Predecessor.

RADIANT OIL AND GAS, INC.
Consolidated Statements of Operations

	Successor	Predecessor
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
OIL AND GAS REVENUES	$786,359	$754,455

OPERATING EXPENSES:
Lease operating expenses	690,170	850,812
Depreciation, depletion, amortization and accretion	59,107	8,953
General and administrative expense	1,194,290	-
TOTAL OPERATING EXPENSES	1,943,567	859,765

OPERATING LOSS	(1,157,208)	(105,310)

OTHER INCOME (EXPENSE):
Unrealized gain on stock and warrant derivative liabilities	2,148,684	-
Unrealized loss on commodity derivative	(268,440)	-
Realized gain on commodity derivative	22,710
Interest expense	(1,160,042)	-
Other income and expense, net	251,323	-
Total other income	994,235	-

NET LOSS	$(162,973)	$(105,310)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and diluted	13,939,588	1,240,102

Three Months ended March 31, 2014 Compared to Three Months ended March 31, 2013

Oil and gas revenues for the three months ended March 31, 2014 increased by $31,904 or 4% compared to the three months ended March 31, 2013. This increase was due to a 10% increase in oil volumes offset by a 6% decrease in the oil price.

Lease operating expenses for the three months ended March 31, 2014 decreased by $160,642 or 19% compared to the three months ended March 31, 2013. This decrease was due to the Company operating the wells more efficiently than the previous operators.

Depreciation, depletion, amortization, and accretion expense for the three months ended March 31, 2014 was $49,802 compared to $8,953 for the three months ended March 31, 2013.

General and administrative expenses for the three months ended March 31, 2014 was $1,194,290 compared to $-0- for the three months ended March 31, 2013. The increase is a result of no general and administrative expenses existing for the Predecessor for the three months ended March 31, 2013.

The net gain on derivative liabilities for the three months ended March 31, 2014 was $1,902,954, which included a loss on commodity derivative of $245,730, compared to $-0-  for the year three months ended March 31, 2013. The change in gains and losses on derivatives is due to derivatives existing in 2014 for the Successor as compared to no derivatives existing for the Predecessor in 2013.

Interest expense for the year three months ended March 31, 2014 was $1,160,042 compared to $-0- for the three months ended March 31, 2013. The interest expense for 2014 is a result of notes payable outstanding during the period ended March 31, 2014.  No debt existed for the Predecessor in 2013.

Other income for the three months ended March 31, 2014 was $251,323 compared to $-0- for the three months ended March 31, 2013.  The other income from 2014 is primarily related to the $245,000 received from Black Gold, Inc. upon termination of a project agreement.

The above mentioned factors resulted in a net loss for the three months ended March 31, 2014 of $162,973 compared to net loss of $105,310 for the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we have current assets of $2,235,669, current liabilities of $12,536,076, and a working capital deficit of $10,300,407.

At March 31, 2014, our cash and cash equivalents balance totaled $175,884 and restricted cash balance was $984,535.

Effective February 28, 2014, the Company amended the Centaurus Credit Agreement.  As part of the amendment, the maturity date was extended to December 2018. The amendment increased the maximum aggregate commitment from the Lenders from $39,788,000 to $41,748,000, increased the principal amount to be repaid by the Company from $40,600,000 to $42,600,000 plus any deferred interest, and increased the net profits interest conveyed to Centaurus on specific proved wells from 12.5% to 17.0%.  Advances under the Facility are available with the approval of the agent.  There was no change in interest rate or collateral.  Repayments are based on cash flow from Company properties and are schedule to begin no later than October 2014.  Should the Company default on any provisions in the Agreement other than those existing defaults, the Lenders have the right to exercise its rights and remedies against the Company, as contained in the facility agreement and the amendment.

We have significant cash requirements over the next twelve months and anticipate that our cash and cash equivalents balances in conjunction with advances under the Credit Agreement will substantially allow us to meet our capital investment requirements.

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

Consolidated Statements of Cash Flows Data

	Successor	Predecessor
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Net cash used in operating activities	$(1,116,713)	$(92,523)
Net cash used in investing activities	(376,466)	-
Net cash provided by financing activities	974,481	92,523

Cash Used in Operating Activities

Net cash used in operating activities was $1,116,713 for the year three months ended March 31, 2014 compared to net cash used in operating activities of $92,523 for the year three months ended March 31, 2013. During the three months three months ended March 31, 2014, the Company used its cash mostly to fund its operations related to the newly acquired oil & gas properties as well as other overhead expenses.

Cash Used in Investing Activities

For the three months ended March 31, 2014, net cash used in investing activities of $376,466 was the result of development of the Company’s oil and gas properties amounting to $1,453,203 and purchase of equipment amounting to $5,953 with the fund released from restricted cash in the amount of $1,082,690.

For the three months ended March 31, 2013, there was no cash used in investing activities.

Cash Provided by Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities of $974,481 was primarily attributable to borrowings on notes payable, amounting to $980,001 net of Original issue discount of $19,999 and proceeds from issuance of common stock of $8,750 offset by payments on notes payable amounting to $13,295.

For the three months ended March 31, 2013, net cash provided by financing activities of $92,523 was attributable to Predecessor contributions.

Off-Balance Sheet Arrangements

For the period of from January 1, 2014 to March 31, 2014, the Company did not have any off-balance sheet arrangements.

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

As of March 31, 2014 and December 31, 2013, the Company had oil and gas property balance of $21,756,477 and $19,758,681, respectively.

Impairment of Long-Lived Assets

The Company periodically reviews non-oil and gas long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three months ended March 31, 2014 and the year ended December 31, 2013, there was no impairment recorded by the Company.

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

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal controls over financial reporting

Our internal control over financial reporting has not changed during the fiscal quarter covered by this Quarterly Report on Form 10-Q. In addition, we identified material weaknesses related to our internal control over financial reporting.

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

Other than described below, all securities sold by us during the quarter ended March 31, 2014 that were not registered under the Securities Act were previously disclosed in our quarterly reports on Form 10-Q or our current reports on Form 8-K. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering.

 Asher Convertible Notes

During 2013, Radiant issued convertible promissory notes to Asher Enterprises Inc. (“Asher Convertible Notes”), for gross proceeds of $95,000 at 8% interest, the notes are convertible into the Company’s common stock. The loans are convertible after 180 days from the date of issuance and until the later of maturity date or the date of payment of default amount. The conversion price equals to 61% of the average of the lowest 3 trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

The notes were currently in default as of March 31, 2014.  According to provisions of the credit agreement, in case of a default, the principal of the notes increases 150%.

During the three months ended March 31, 2014, the $25,000 of the principal of the notes was converted into 25,615 shares of the Company common stock. As of March 31, 2014, the principal outstanding was $117,500.

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

During the three months ended March 31, 2014, the holders exercised 875,000 warrants at exercise price of $0.01.The fair value of remaining 625,000 warrants shares was calculated as $343,527 at the balance sheet date of March 31, 2014.

Item 3.	Defaults Upon Senior Securities.

The discussion provided under the heading “Note 4 – Notes Payable” with respect to our default under the First Lien Credit Facility (“Centaurus Facility”), Senior Credit Facility of Amber (“Amber Credit Facility”) and Senior Credit Facility of RLE (“RLE Credit Facility”), as set forth in the Annual Report on Form 10-K, filed on May 7, 2014 and in PART I, Item 1 of this Report, are hereby incorporated by reference in their entirety.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT OIL & GAS, INC.

Date: May 20, 2014	By:	/s/ John M. Jurasin
John M. Jurasin, Chairman of the Board,
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Date: May 20, 2014		/s/ C. Scott Wilson
C. Scott Wilson
Chief Financial Officer (Duly Authorized Principal Financial Officer)