Form 10-Q
period 2014-06-30
RADIANT OIL & GAS INC
filed 2014-08-14
CIK 928447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2014
Common Stock	15,271,335

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

RADIANT OIL AND GAS, INC.
Consolidated Balance Sheets
(Unaudited)

	Successor
	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,413,925	$694,582
Restricted cash	1,150,427	2,067,225
Certificates of deposit	325,000	325,000
Accounts receivable – oil and gas	382,885	271,550
Commodity derivative asset	-	33,330
Other current assets	79,803	81,154
Due from related parties	358,226	358,226
TOTAL CURRENT ASSETS	3,710,266	3,831,067

PROPERTY AND EQUIPMENT
Properties subject to amortization, accounted for using the full cost method of accounting, net of accumulated depletion of $131,832 and $44,714, respectively	24,947,061	19,758,681
Property and equipment, net of accumulated depreciation of $4,627 and $1,159, respectively	33,668	25,769
TOTAL PROPERTY AND EQUIPMENT	24,980,729	19,784,450

Commodity derivative asset	-	113,090
Deferred financing costs, net of accumulated amortization of $656,572 and $231,859, respectively	6,416,927	6,841,640

TOTAL ASSETS	$35,107,922	$30,570,247

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,834,785	$1,681,423
Cash advances	905,991	35,580
Notes payable, current portion	8,658,935	5,004,834
Convertible notes payable	70,500	142,500
Accrued interest	3,116,054	1,389,047
Commodity derivative liability, current portion	323,250	-
Due to related parties	916,320	917,295
Stock and warrant derivative liabilities, current portion	115,003	474,895
TOTAL CURRENT LIABILITIES	18,940,838	9,645,574

Deferred gain	655,628	900,628
Asset retirement obligations	438,287	455,296
Stock and warrant derivative liabilities	843,875	4,000,817
Commodity derivative liability	708,590	-
Long-term debt, net of unamortized discount of $566,731 and $522,993, respectively	25,710,146	25,475,264
TOTAL LIABILITIES	47,297,364	40,477,579

Commitments and contingencies (Note 14)	50,000	50,000

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized, 14,769,039 and 13,784,408 shares issued and outstanding, respectively	147,691	137,845
Additional paid-in capital	7,008,190	6,114,133
Accumulated deficit	(19,395,323)	(16,209,310)
TOTAL STOCKHOLDERS' DEFICIT	(12,239,442)	(9,957,332)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,107,922	$30,570,247

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT OIL & GAS, INC.
Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
OIL AND GAS REVENUES	$682,672	$532,871	$1,449,131	$1,287,326

OPERATING EXPENSES:
Lease operating expenses	1,059,703	706,619	1,749,873	1,557,431
Depreciation, depletion, amortization and accretion	48,632	12,272	107,739	21,225
General and administrative expense	1,189,167	-	2,363,557	-
TOTAL OPERATING EXPENSES	2,297,502	718,891	4,221,169	1,578,656

OPERATING LOSS	(1,614,830)	(186,020)	(2,772,038)	(291,330)

OTHER INCOME (EXPENSE):
Unrealized gain on stock and warrant derivative liabilities	817,587	-	2,966,271	-
Net loss on commodity derivatives	(946,180)	-	(1,178,260)	-
Interest expense	(1,279,622)	-	(2,439,664)	-
Other income, net	5	-	237,678	-
Total other expense	(1,408,210)	-	(413,975)	-

NET LOSS	$(3,023,040)	$(186,020)	$(3,186,013)	$(291,330)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.21)	$(0.15)	$(0.22)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - Basic and diluted	14,735,482	1,240,102	14,339,734	1,240,102

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT OIL & GAS, INC.
Consolidated Statement of Changes in Stockholders’ Deficit
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2013	13,784,408	$137,845	$6,114,133	$(16,209,310)	$(9,957,332)
Common stock issued for exercise of Bridge loan warrants	875,000	8,750	-	-	8,750
Common stock issued for conversion of Asher convertible notes	84,631	846	71,154	-	72,000
Settlement of warrant liability on Asher convertible notes	-	-	550,563	-	550,563
Stock-based compensation	25,000	250	272,340	-	272,590
Net loss for the period	-	-	-	(3,186,013)	(3,186,013)
Balance at June 30, 2014	14,769,039	$147,691	$7,008,190	$(19,395,323)	$(12,239,442)

 The accompanying notes are an integral part of these consolidated financial statements.

RADIANT OIL & GAS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,186,013)	$(291,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion	107,739	21,225
Amortization of deferred financing costs	424,713	-
Amortization of debt discount	36,262	-
Unrealized gain on stock and warrant derivative liabilities	(2,966,271)	-
Net loss on commodity derivatives	1,178,260	-
Stock-based compensation	272,590	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(111,335)	68,941
Other current assets	1,351	-
Accounts payable and accrued expenses	3,246,376	(60,182)
Deferred gain	(245,000)	-
Net cash used in operating activities	(1,241,328)	(261,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	916,798	-
Cash paid for oil and gas properties	(4,075,667)	-
Proceeds from sale of oil and gas properties	400,000	-
Net change in cash received from advances from owners	870,411	-
Purchase of equipment	(11,367)	-
Net cash used in investing activities	(1,899,825)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	4,000,000	-
Original issue discount on notes payable	(80,000)	-
Payments on notes payable	(67,279)	-
Proceeds from issuance of common stock	8,750	-
Loans to/from owners, net	(975)	-
Predecessor contributions	-	261,346
Net cash provided by financing activities	3,860,496	261,346

INCREASE IN CASH	719,343	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	694,582	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,413,925	$-

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT OIL & GAS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Successor	Predecessor
	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2014	June 30, 2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$249,237	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued oil and gas development costs	$1,633,993	$-
Common stock issued for conversion of debt	$72,000	$-
Settlement of derivative liability from exercise of Bridge Loan warrants	$550,563	$-
Change in asset retirement obligations	$34,162	$-

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT OIL & GAS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General Organization and Business

General Organization and Business

Radiant Oil & Gas, Inc. (“Radiant” or “the Company”) is an independent oil and gas exploration and production company that operates in the Gulf Coast region of the United States of America, specifically, onshore in Louisiana and Mississippi,  in the state waters of Louisiana, USA, and the federal waters offshore Texas in the Gulf of Mexico.  Effective October 9, 2013, the Company closed on the purchase of oil and gas properties located in Louisiana and Mississippi (the “Natchez Properties” or “Natchez”, formerly known as the “Vidalia Properties” or “Vidalia”).  The Natchez Properties contain over eighty (80) wells in Louisiana and Mississippi.

The Company determined Natchez to be its predecessor entity as the latter’s historical operations were significantly larger than the historical operations of the Company. For the purposes of financial statement presentation, designation of an acquired business as a predecessor is required if a registrant succeeds to the business of another entity and the registrant’s own operations prior to the succession appear insignificant relative to the operations assumed or acquired. As such, the Company has included the historical financial results of Natchez prior to October 9, 2013 as its predecessor entity.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Radiant have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed on May 7, 2014.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The Company’s estimates include estimates of oil reserves, future cash flows from oil properties, depreciation, depletion, amortization, impairment of oil properties, asset retirement obligations, and calculations related to stock and warrant derivative liabilities and commodity derivative instruments. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent reserve discoveries are more imprecise than those for properties with long production histories. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statements.

Principles of Consolidation

The Company consolidates all of its investments in which the Company has exclusive control. The accompanying consolidated financial statements include the accounts of Radiant and the Company’s wholly owned subsidiaries, Jurasin Oil & Gas, Inc. (“Jurasin”) Rampant Lion Energy, LLC (“RLE”), Radiant Oil & Gas Operating Company, Inc. (“ROGop”), Radiant Acquisitions 1, Inc. (“Radiant Acquisitions”), Radiant Synergy Operating LLC (“Radiant Synergy”), Charenton Oil Company LLC (“Charenton”), Coral PP, LLC (“Coral”), Onyx Exploration, LLC (“Onyx”) and Taylor Point Shallow, LLC (“Taylor Point”).

In accordance with established practices in the oil and gas industry, the Company’s consolidated financial statements include pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of Amber Energy, LLC (“Amber”), in which the Company has an interest. The Company owned a 51% interest in Amber as of June 30, 2014.

The financial statements presented herein contain information for Natchez for the three and six months ended June 30, 2013.

All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid investments with an original maturity of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company and its subsidiaries maintain its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), which insures the balances up to $250,000 per depositor. At June 30, 2014 and December 31, 2013, the Company had cash balances of $2,006,226 and $2,017,241, respectively, in excess of FDIC insurance limits.  The Company has not incurred losses related to any deposits in excess of the FDIC insurance amount and believes no significant concentration of credit risk exists with respect to cash investments.

As of June 30, 2014, Radiant had a restricted cash balance of $1,150,427. This amount includes cash balances restricted by the lender in the Centaurus Credit Agreement (“Centaurus Agreement”) (see Note 6 for more detail on this financing) and restricted funds required by an agreement with a drilling vendor that expires upon the earlier of the completion and settlement of invoices related to the drilling project, or November 1, 2014.

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

Oil and Natural Gas Properties

The Company accounts for its oil and natural gas producing activities using the full cost method of accounting, as prescribed by the SEC. Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a full cost pool. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

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

Impairment of Long-Lived Assets

The Company periodically reviews non-oil and gas long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the three and six months ended June 30, 2014 and 2013, there was no impairment recorded by the Company.

Asset Retirement Obligations

The Company records the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. The Company records an asset retirement obligation to reflect its legal obligations related to future plugging and abandonment of oil and natural gas wells and gas gathering systems. The Company estimates the expected cash flow associated with the obligations and discounts the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligations to determine whether a change in the estimated obligations is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligations have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment.  Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.

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

FASB ASC-740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the consolidated financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns.

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

Subsequent Events

The Company has evaluated all transactions from June 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration and there are no reportable events.

Note 3 – Oil and Gas Properties

The table below summarizes the Company’s capitalized costs related to proved oil and gas properties which were subject to depreciation, depletion and amortization at June 30, 2014 and December 31, 2013 were:

	June 30,	December 31,
	2014	2013

Proved oil and gas properties	$25,078,893	$19,803,395
Accumulated depreciation, depletion, and amortization	(131,832)	(44,714)
Net capitalized costs	$24,947,061	$19,758,681

All of the Company’s oil and gas properties are proved as of June 30, 2014 and December 31, 2013 in accordance with the definition of proved reserves.  During 2014, the Company incurred capital costs of approximately $5.7 million primarily related to the drilling and development of the Ensminger and Coral projects. The Company sold 35% of its 100% working interest in the Coral project during second quarter of 2014 and received proceeds of $2.0 million which included  $335,301 of reimbursement of previous development costs and a cash advance of $1,264,699 for the third party’s share of future projected costs on the first well.

Note 4 – Deferred Financing Charge

In order to obtain the Centaurus Facility (see Note 6) the Company incurred $7,073,499 of legal, banking, insurance and other professional fees prior to December 31, 2013.  These fees were capitalized and are being amortized over the five-year term of the Centaurus Facility using the effective interest method.  For the three and six months ended June 30, 2014, $230,862 and $424,713, respectively, was recorded as amortization expense.  The unamortized balance of deferred financing costs at June 30, 2014 was $6,416,927.

Note 5 – Cash Advances

Cash Advance on Acquisition Option

In June 2011, Radiant entered into a purchase and sale agreement with Blacksands Petroleum (“Blacksands”) whereby Radiant granted Blacksands 20% of the interests in certain oil and gas properties. In partial consideration for this agreement, Blacksands delivered to Radiant a refundable deposit of $50,000. Due to various matters, Radiant elected not to pursue this transaction. On November 12, 2012, Blacksands filed a lawsuit against Radiant for breach of contract. In December 2012, Blacksands obtained a judgment against Radiant in the amount of $55,565 which included the original deposit of $50,000, $3,750 of attorney fees and $1,815 of judgment interest. In late 2013, the Company made payments to Blacksands on the total amount of $19,985. As of June 30, 2014, the outstanding liability to Blacksands is $35,580 with accrued interest of $2,200.

Cash Advance on Coral Project

In June 2014, the Company sold 35% of its 100% working interest in the Coral project to a third party and received $2.0 million which included $335,301 of reimbursement of previous development costs and a cash advance of $1,264,699 for the third party’s share of future projected costs on the first well. As of June 30, 2014, the remaining balance of the outstanding cash advance from the third party for Coral was $870,411.

Note 6 – Notes Payable

Notes payable as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
First Lien Credit Facility (Centaurus)	$31,525,947	$27,525,947
Senior credit facility (Amber)	2,032,188	2,032,188
Senior credit facility (RLE)	818,309	818,309
Fermo Jaeckle note	475,000	475,000
Patriot promissory notes (Patriot Notes)	83,426	150,705
Line of credit (Capital One Bank)	942	942
Total notes payable	34,935,812	31,003,091
Less: unamortized discount	(566,731)	(522,993)
Less: current portion	(8,658,935)	(5,004,834)
Long-term portion	$25,710,146	$25,475,264

First Lien Credit Facility (“Centaurus Facility”)

At December 31, 2013, the Company was in multiple defaults of the Centaurus Credit Agreement (“Credit Agreement”), including timely delivery of audited financial statements and other reporting requirements.  Effective February 28, 2014, the lender agreed to forbear from exercising its rights and remedies against the Company, as allowed by the Credit Agreement and related agreements for the then-existing defaults.  The deferral period in the forbearance agreement will expire on the earlier of (i) five business days after receipt of the first proceeds from production received by the Company from the Coral project and (ii) October 1, 2014.  The lender has specifically agreed to not initiate proceedings to collect on the obligation, discontinue lending under the Credit Agreement, initiate or join in any involuntary bankruptcy petition, repossess or dispose of any collateral under the Credit Agreement or similar actions because of the existing defaults.  Should the Company default on any provisions in the Credit Agreement other than those existing defaults, the Lenders have the right to exercise their rights and remedies against the Company, as contained in the facility agreement and through the amendment of the Credit Agreement.

Effective February 28, 2014, the Company amended the Credit Agreement.  As part of the amendment, the maturity date was extended to December 2018. The amendment increased the maximum aggregate commitment from the Lenders from $39,788,000 to $41,748,000, increased the principal amount to be repaid by the Company from $40,600,000 to $42,600,000 plus any deferred interest, and increased the net profits interest conveyed to Centaurus on specific proved wells from 12.5% to 17.0%.  Advances under the Centaurus facility are available with the approval of the agent.  There was no change in the interest rate or collateral.  The Company pledged its ownership interest in all assets and executed a parent company guaranty as additional security.  Repayments are based on cash flow from Company properties and are scheduled to begin no later than October 2014.  Should the Company default on any provisions of the Credit Agreement, the lender has the right to exercise its rights and remedies against the Company, as contained in the facility agreement and the amendment.

During the six months ended June 30, 2014, the Company received $3,920,000 of proceeds net of a 2% original issue discount of $80,000 from the Centaurus facility. As of June 30, 2014, the Centaurus Facility had an outstanding balance of $31,525,947 and accrued interest liability of $1,812,964.  Interest expense was $942,721 and $1,813,654 for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, the Company was in compliance with the provisions and covenants required in the forbearance agreement.

As of December 31, 2013, the Company had an outstanding balance on its Centaurus Facility of $27,525,947 with accrued interest of $246,891.

The Centaurus Facility at December 31, 2013 included a 2% original issue discount of $522,993.  Both this discount and the $80,000 discount from the 2014 borrowings are being amortized over the five-year life of the note using the effective interest rate method.  The Company recorded $23,738 and $36,262, respectively, in total discount amortization during the three and six months ended June 30, 2014.  The total unamortized balance of the discounts was $566,731 at June 30, 2014.

Senior Credit Facility of Amber (“Amber Credit Facility”)

The Amber Credit Facility was in payment default as of June 30, 2014.   As of June 30, 2014, the Company had an outstanding balance on its Amber Credit Facility of $2,032,188. Accrued interest related to this credit facility amounted to $447,036 as of June 30, 2014.  No payments have been made since September 2006.  Management intends to negotiate a settlement of the Amber Credit Facility with Macquarie Bank Ltd. (“MBL”). During the three and six months ended June 30, 2014, the Company recorded interest expense of $16,695 and $33,207, respectively.

Senior Credit Facility of RLE (“RLE Credit Facility”)

As of June 30, 2014, the Company had an outstanding balance on its RLE Credit Facility of $818,309.  Accrued interest related to this credit facility amounted to $438,237 as of June 30, 2014. The RLE Credit Facility contains restrictive financial covenants. Interest accrued at the default interest rate of 11.25% during 2014.  No payments have been made since September 2006.  Management intends to negotiate a settlement of the RLE Credit Facility with MBL. During the three and six months ended June 30, 2014, the Company recorded interest expense of $35,066 and $70,480, respectively.

Fermo Jaeckle Note

As of June 30, 2014, the Company had an outstanding balance on this note of $475,000 and accrued interest was $166,576 at June 30, 2014.  During the three and six months ended June 30, 2014, the Company recorded interest expense of $12,007 and $23,882, respectively. In May 2014, Fermo Jaeckle filed a lawsuit seeking to recover all sums deemed due and owing under the subject note, alleged to be not less than $700,000.  Radiant responded to the lawsuit and filed a third party claim against John Thomas Financial, Inc. (“JTF”) alleging that JTF is obligated to repay the obligation under this note.  The Company continues to seek terms of settlement.

Patriot Agreement

On December 28, 2013, the Company entered into an agreement (the “Patriot 28 Agreement”) with Patriot Bridge & Opportunity Fund, L.P. (f/k/a John Thomas Bridge & Opportunity Fund, L.P.) and Patriot Bridge & Opportunity Fund II, L.P.,  (the “Funds”), Patriot 28, LLC, the Managing Member of the Funds, and George Jarkesy, individually and as Managing Member of Patriot 28. The Patriot 28 Agreement restructured the outstanding $150,000 due to the Funds in the form of a general liability promissory note. The maturity date of the Note shall be the earlier of an equity infusion of not less than $10,000,000 or December 1, 2014. The general liability note amortizes and bears interest at six percent with monthly payments aggregating $14,115.

During the three and six months ended June 30, 2014, the Company recorded interest expense of $1,656 and $3,716, respectively.  Accrued interest was $1,240 at June 30, 2014.

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

Line of Credit

The Company has a line of credit from the Capital One Bank for up to $25,000 that carries a 7% fixed interest rate.  As of June 30, 2014, the outstanding balance on the line of credit was $942.

Asher Convertible Notes

During 2011, Radiant issued convertible promissory notes to Asher Enterprises Inc. (“Asher Convertible Notes”) for gross proceeds of $95,000 at 8% interest.  The notes are convertible into the Company’s common stock. The loans are convertible after 180 days from the date of issuance and until the later of maturity date or the date of payment of default amount. The conversion price equals 61% of the average of the lowest 3 trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Because of this floating rate feature, these notes are considered a derivative liability – see Note 8 for more detail.

The notes originally matured on March 29, 2012 and April 26, 2012 and were currently in default as of June 30, 2014.  According to provisions of the credit agreement, in case of a default, the principal of the notes increases 150%, which occurred in 2012.

Asher Convertible Notes payable as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Asher Note # 1	$18,000	$90,000
Asher Note # 2	52,500	52,500
Total convertible notes payable	70,500	142,500
Less: current portion	(70,500)	(142,500)
Long-term portion	$-	$-

During 2014, $72,000 of the principal was converted into 84,631 shares of the Company’s common stock. As of June 30, 2014, the principal outstanding was $70,500 and accrued interest was $63,872. The Company recorded interest expense of $6,016 and $12,830 during the three and six months ended June 30, 2014.

Note 7 – Commodity Derivative

In connection with the  Centaurus Facility, the Company and Centaurus entered into an International Swaps and Derivatives Association (“ISDA”) Master Agreement that provides the Company with the ability to hedge its future price risk from time to time utilizing a series of price swap agreements for the period 2014 through 2018.  Each contract will be settled in net cash on the settlement date.

The Company elected not to designate any of its commodity derivatives as hedging instruments. As a result, these derivatives are marked to market at the end of each period, and changes in the fair value of the derivatives are recorded as gains or losses in the consolidated statements of operations.

The following table shows the monthly volumes and average floor prices per the ISDA Master Agreement:

Start Month	End Month	Volume BBL/Month	Average Floor $/BBL
Apr. ‘14	Dec. ‘14	3,000	$94.86
Jan. ‘15	Dec. ‘15	3,000	$89.41
Jan. ‘16	Dec. ‘16	3,000	$84.61
Jan. ‘17	Dec. ‘17	2,000	$82.10
Jan. ‘18	Sept. ‘18	2,000	$80.81

For the three and six months ended June 30, 2014, the Company recognized unrealized losses of $946,180 and $1,191,910, respectively, on the commodity derivatives.  These losses are presented in the Company's consolidated statements of operations as net loss on commodity derivatives.  For the three and six months ended June 30, 2014, the Company recognized a realized gain of $36,360 and $13,650, respectively.  These gains are presented in the Company's consolidated statements of operations as net loss on commodity derivatives.

The Company has presented a short-term commodity derivative liability of $323,250 and long-term commodity derivative liability of $708,590 on its balance sheet as of June 30, 2014.

Note 8 – Stock and Warrant Derivative Liabilities

Agent Warrants

In November 2010, Radiant issued warrants to JTF to purchase 121,500 shares of the Company’s common stock at an exercise price of $1.05 per share. The warrants were given as additional compensation for placing an offering of common stock. The warrants had a contractual term of 5 years and vested immediately. The warrants had an exercise price reset provision clause that triggered derivative accounting.  The fair value of these warrants was $28,627 as of June 30, 2014.

Tainted Warrants

In May 2011, Radiant issued convertible promissory notes to John Thomas Bridge & Opportunity Fund I, LP (“JTBOF”) and John Thomas Bridge & Opportunity Fund II, LP (“JTBOF II”) in the principal amount of $75,000 each (see more detail in Note 5).  Additionally, Radiant issued warrants to purchase 150,000 shares of its common stock each to JTBOF and JTBOF II.  Warrants to purchase 50,000 shares of its common stock each to JTBOF and JTBOF II have an exercise price of $2.50 per share and a term of up to 2 years, $3.00 per share and a term of up to 3 years, and $4.00 per share and a term of up to 4 years.  Upon the issuance of Asher convertible notes and as a consequence of its floating rate feature, these warrants and other existing warrants previously classified as equity have become tainted and are considered a derivative liability.  Warrants to purchase 50,000 shares of common stock each issued to JTBOF and JTBOF II that had an exercise price of $3.00 expired during the second quarter of 2014.  The fair value of the remaining tainted warrants was $224,945 as of June 30, 2014.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s stock and warrant derivative liabilities as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Common stock issuable upon exercise of warrants	1,250,617	1,350,617
Estimated market value of common stock on measurement date	$0.30	$0.59 – 1.04
Exercise price	$0.12 – 4.00	$0.12 – 4.00
Risk free interest rate (1)	0.04 – 1.44%	0.10 – 0.38%
Expected dividend yield	0%	0%
Expected volatility (2)	87 – 255%	212 – 307%
Expected exercise term in years	0.08 – 4.38	0.38 – 2.14

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of June 30, 2014.
(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because the Company does not have sufficient trading history to determine its historical volatility.

Asher Convertible Notes

The Asher Convertible Notes are convertible at 61% of the average lowest three-day trading price of common stock during the ten day trading period ending on the latest complete trading day prior to the conversion date. The Company analyzed these conversion options, and determined that these instruments should be classified as derivative liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options.

As of June 30, 2014, the fair value of these derivatives was $99,143.

The fair value of stock and warrant derivative liabilities related to the conversion options of the Asher Convertible Notes has been estimated as of June 30, 2014 and December 31, 2013, respectively, using the Lattice option pricing model, under the following assumptions:

	June 30,	December 31,
	2014	2013
Common stock issuable upon conversion	582,553	224,622
Estimated market value of common stock on measurement date	$0.30	$1.04
Exercise price	$0.17	$0.46
Risk free interest rate (1)	0.02%	0.01%
Expected dividend yield	0%	0%
Expected volatility (2)	152%	224%
Expected exercise term in years	0	0

(1)	The risk-free interest rate was determined by management using the one month Treasury bill yield as of the issuance date.
(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because the Company does not have sufficient trading history to determine its historical volatility.

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

During 2014, the holders exercised 875,000 warrants at exercise price of $0.01.  The fair value of the remaining 625,000 warrants was $187,274 at June 30, 2014.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the Company’s total Stock and warrant derivative liabilities as of the balance sheet dates:

	June 30,	December 31
	2014	2013
Common stock issuable upon exercise of warrants	625,000	1,500,000
Estimated market value of common stock on measurement date	$0.30	$1.04
Exercise price	$0.01	$0.01
Risk free interest rate (1)	1.44%	1.51%
Expected dividend yield	0%	0%
Expected volatility (2)	255%	289%
Expected exercise term in years	4.19	4.68

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of June 30, 2014.
(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because the Company does not have sufficient trading history to determine its historical volatility.

Natchez Warrants

As a result of the acquisition of the Natchez Properties, the Company issued 1,500,201 warrants to purchase an equivalent number of shares of the Company’s common stock with an exercise price of $2.02 per share. The warrants expire on October 8, 2016. The warrants were tainted and considered a derivative. The fair value of outstanding warrants was $418,889 at June 30, 2014.

The following is a summary of the assumptions used in the Lattice option pricing model to estimate the fair value of the total Company’s warrant stock and warrant derivative liabilities as of June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
Common stock issuable upon exercise of warrants	1,500,201	1,500,201
Estimated market value of common stock on measurement date	$0.30	$1.02
Exercise price	$2.02	$2.02
Risk free interest rate (1)	0.68%	0.78%
Expected dividend yield	0%	0%
Expected volatility (2)	272%	301%
Expected exercise term in years	2.28	2.77

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of June 30, 2014 and December 31, 2013.
(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because the Company does not have sufficient trading history to determine its historical volatility.

The following table sets forth the changes in the fair value measurements of the Company's Level 3 stock and warrant derivative liabilities during the six months ended June 30, 2014:

		Reclass to	Change in
		Additional	Fair Value of
	December 31,	Paid-in	Derivative	June 30,
	2013	Capital	Liability	2014
Derivative liability - warrants	$121,566	$-	$(92,939)	$28,627
Derivative liability - tainted warrants	1,092,505	-	(867,560)	224,945
Derivative liability - convertible debt	167,048	(69,626)	1,721	99,143
Derivative liability - bridge loan	1,559,697	(480,937)	(891,486)	187,274
Derivative liability – Natchez warrants	1,534,896	-	(1,116,007)	418,889
	4,475,712	$(550,563)	$(2,966,271)	958,878
Current Portion	474,895			115,003
Long-term portion	$4,000,817			$843,875

 Note 9 – Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014:

	Fair Value Measurements at June 30, 2014
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value
Description	(Level 1)	(Level 2)	(Level 3)
Derivative liability – agent warrants	$-	$-	$28,627	$28,627
Derivative liability – tainted warrants	-	-	224,945	224,945
Derivative liability – convertible debt	-	-	99,143	99,143
Derivative liability – bridge loan	-	-	187,274	187,274
Derivative liability – Natchez warrants	-	-	418,889	418,889
Total	-	-	958,878	958,878
Current portion	-	-	115,003	115,003
Long-term portion	$-	$-	$843,875	$843,875

The following table sets forth by level within the fair value hierarchy the Company’s commodity derivative liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014:

	Fair Value Measurements at June 30, 2014
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value
Description	(Level 1)	(Level 2)	(Level 3)
Commodity derivative	$-	$1,031,840	$-	$1,031,840
Total	-	1,031,840	-	1,031,840
Current portion	-	323,250	-	323,250
Long-term portion	$-	$708,590	$-	$708,590

The following table sets forth a reconciliation of changes in the fair value of financial assets/(liabilities) classified as level 2 in the fair value hierarchy during the six months ended June 30, 2014:

December 31, 2013 balance	$146,420
Unrealized loss	(1,191,910)
Settlements	13,650
Additions	-
Transfers	-
June 30, 2014 balance	$(1,031,840)

Net loss included in earnings relating to derivatives still held as of June 30, 2014	$(1,191,910)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy during the six months ended June 30, 2014:

December 31, 2013 balance	$(4,475,712)
Unrealized gain	2,966,271
Settlements	-
Additions	-
Transfers	550,563
June 30, 2014 balance	$(958,878)

Unrealized gain included in earnings relating to derivatives still held as of June 30, 2014	$2,966,271

The following table sets forth by level within the fair value hierarchy the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Fair Value Measurements at December 31, 2013
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value
Description	(Level 1)	(Level 2)	(Level 3)
Derivative liability – agent warrants	$-	$-	$121,566	$121,566
Derivative liability – tainted warrants	-	-	1,092,505	1,092,505
Derivative liability – convertible debt	-	-	167,048	167,048
Derivative liability – bridge loan	-	-	1,559,697	1,559,697
Derivative liability – Natchez warrants	-	-	1,534,896	1,534,896
Total	-	-	4,475,712	4,475,712
Current portion	-	-	474,895	474,895
Long-term portion	$-	$-	$4,000,817	$4,000,817

The following table sets forth by level within the fair value hierarchy the Company’s commodity derivate assets that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Fair Value Measurements at December 31, 2013
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant	Total
	Identical	Observable	Unobservable	Carrying
	Assets	Inputs	Inputs	Value
Description	(Level 1)	(Level 2)	(Level 3)
Commodity derivative	$-	$146,420	$-	$146,420
Total	-	146,420	-	146,420
Current portion	-	33,330	-	33,330
Long-term portion	$-	$113,090	$-	$113,090

Note 10 – Deferred Gain

Effective June 1, 2012, Radiant entered into a project agreement (the “Shallow Oil Phase 3 and 4 Agreement”) with Grand Synergy Petroleum, LLC (“Grand”) for the joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Phase 3 and 4 Leases”).  As a result of this agreement, two new Louisiana entities were formed, Charenton Oil, LLC (“Charenton”) on May 8, 2012 and Radiant Synergy Operating, LLC (“Synergy”) on June 28, 2012.  Charenton is a wholly owned subsidiary of Radiant and Synergy was owned 50% by Radiant and 50% by Grand.

As of June 30, 2014 and December 31, 2013, the Company recorded a deferred gain of $655,628 and $900,628, respectively, as the excess of funds received from Grand during 2012 and costs incurred to date.  This amount was recorded as a deferred gain due to the fact that Grand did not fully fund its commitment and therefore did not receive ownership of the Shallow Oil properties.  As Grand did not fulfill its obligations outlined in the agreement, Radiant effectively became a 100% owner of Radiant Synergy in the fourth quarter of 2013.  During the six months ended June 30, 2014, the Company recorded $245,000 of other income for non-refundable deposits made by Grand that were no longer refundable to Grand since they did not perform under the contract.

In May 2014, Grand filed a lawsuit alleging breach of contract by Radiant and seeks a settlement that includes return of cash funds paid to Radiant in 2012 under the Shallow Oil Phase 3 and 4 Agreement.  The Company filed a countersuit against Grand for breach of contract.  The Company believes that the resolution of this proceeding will not have a material adverse effect on its consolidated operating results, financial position or cash flows.

Note 11 – Asset Retirement Obligations

The following table reflects the changes in the asset retirement obligations for the six months ended June 30, 2014:

Amount
Asset retirement obligations as of December 31, 2013	$455,296
Additions	-
Current period revision to previous estimates	(34,162)
Current period accretion	17,153
Asset retirement obligations as of June 30, 2014	$438,287

Note 12 – Stockholders’ Deficit

As of June 30, 2014, there were 14,769,039 shares of common shares issued and outstanding.

In 2014, $72,000 of the principal amount of the Asher Convertible Notes (see Note 6 above) was converted into 84,631 shares of the Company’s common stock.

In March 2014, the Company issued 875,000 shares of common stock in connection with the exercise of warrants and stock options.  The Company received $8,750 in proceeds from this exercise.

Stock-Based Compensation

For the three and six months ended June 30, 2014, the Company recognized stock based compensation of $205,835 and $272,340, respectively, related to shares issued for investor relations services and stock options under the Company's equity incentive plan.

Shares Issued for Services

On April 28, 2014, the Company entered into an agreement with an outside agency for investor relations consulting services.  As part of the payment for these services, the Company granted 25,000 shares of the Company’s common stock upon execution of the agreement, with a fair value of $42,500, and will issue 25,000 shares of the Company’s common stock for their services at the beginning of each six-month period as their services continue.

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

During 2014, the Company granted 405,000 stock options to employees with an aggregate fair value of $554,012. The stock options vest over 2 to 3 years. The fair value was determined using the Black-Scholes model with the following parameters:

Common stock issuable upon exercise of options	405,000
Estimated market value of common stock on measurement date	$0.42 - 1.50
Exercise price	$0.41 - 1.76
Risk free interest rate (1)	0.69 - 1.29%
Expected dividend yield	0%
Expected volatility (2)	292 - 300%
Expected exercise term in years	3 - 4

(1)	The risk-free interest rate was determined by management using the Treasury bill yield as of grant date.
(2)
The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.

Stock option activity to the Company’s employees and consultants is presented in the table below:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	1,658,071	$1.10	5.34	$24,045
Granted	405,000	1.48	4.62	-
Exercised	-	-	-	-
Forfeited	(1,071,662)	1.09	-	-
Outstanding at June 30, 2014	991,409	$1.27	4.43	$-
Exercisable at June 30, 2014	444,278	$1.17

During the three and six months ended June 30, 2014, the Company recorded stock based compensation of $163,585 and $230,090, respectively, related to stock options to employees.  As of June 30, 2014 and December 31, 2013, unrecognized share-based compensation cost totaled $464,831 and $516,608, respectively.

Warrants

A summary of information regarding common stock warrants outstanding is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	4,350,818	$1.29	3.43	$1,588,050
Granted	-	-	-	-
Exercised	(875,000)	0.01	-	-
Forfeited	(100,000)	3.00	-	-
Outstanding at June 30, 2014	3,375,818	$1.57	2.71	$187,325
Exercisable at June 30, 2014	3,375,818	$1.57

Upon the issuance of Asher convertible notes (discussed in Note 8) and as a consequence of its floating rate feature, these warrants and other existing warrants previously classified as equity have become tainted and are considered derivatives.

Note 13 – Related Party Transactions

Related parties include (i) Macquarie Americas Corp. (“MAC”), the owner of 49% equity interest in Amber, (ii) John Jurasin, the Company’s CEO and formerly the sole stockholder of Jurasin Oil and Gas, Inc. (“JOG”), (iii) David R. Strawn and David M. Klausmeyer, Company stockholders, and (iv) Robert M. Gray, the Company’s former director and former employee. Related party balances as of June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013

Due from related parties:
MAC	$358,226	$358,226
	$358,226	$358,226

Due to related parties:
John Jurasin	$841,328	$842,303
Robert R. Gray	50,606	50,606
David M. Klausmeyer	12,193	12,193
David R. Strawn	12,193	12,193
	$916,320	$917,295

MAC

Amber is partially owned by MAC, an affiliate of the Company’s lender, MBL, and Radiant uses the proportionate consolidation method to consolidate Amber. JOG, Radiant’s wholly owned subsidiary, pays for goods and services on behalf of Amber and passes those charges on to Amber through intercompany billings. Periodically, Amber will reimburse JOG for these expenses, or potentially pays for goods and services on behalf of JOG. These transactions are recorded as a due to/from Amber in JOG’s records and as a due to/from JOG in Amber’s records. Due to the fact that Radiant only consolidates its proportionate share of balance sheet and income statement amounts, the portion of the amount due from Amber related to the other interest owner does not eliminate and is carried as amounts due from Amber until the balance is settled through a cash payment. Due from related party was $358,226 as of June 30, 2014 and December 31, 2013.

John Jurasin

Effective March 2010, Radiant assigned certain legacy overriding royalty interests in various projects, including the Baldwin AMI, the Coral, Ruby and Diamond Projects, the Aquamarine Project, and the Ensminger Project to a related party entity owned by John M. Jurasin.  Radiant retained its working interests in these projects.  Additionally, Radiant assigned its working interest in a project, Charenton, to the related party entity. Radiant did not receive any proceeds for the conveyances and the interests assigned had a historical cost basis of $0.

From time to time, John Jurasin advances the Company various amounts in order to pay operating expenses, with no formal repayment terms. The total balance due on these advances was $103,903 and $104,878, respectively, as of June 30, 2014 and December 31, 2013.

Additionally, two notes totaling $1,049,000 were issued to Mr. Jurasin in lieu of payment of dividends from JOG, which in turn represented funds advanced by JOG to its subsidiaries Amber and RLE to fund operations.  Interest is accrued at a rate of 4% per year.  The first note of $884,000, issued on August 5, 2010, matured on May 31, 2013. The additional note for $165,000, issued on October 12, 2010, is due and payable on demand at any time subsequent to the repayment in full of all outstanding indebtedness of the Credit Facilities (Note 6).  The balance due on these notes totaled $737,425 as of June 30, 2014 and December 31, 2013. Accrued interest on these notes was $147,633 and $125,015, respectively, as of June 30, 2014 and December 31, 2013.

David R. Strawn and David M. Klausmeyer

Mr. Strawn and Mr. Klausmeyer, shareholders of the Company, each loaned the Company a total of $12,193 between March 2002 and June 2005. The notes accrue interest at 8% per annum. The total accrued interest was $38,494 and $36,056, respectively, as of June 30, 2014 and December 31, 2013.  Interest expense on these notes was $1,238 and $2,438 for the three and six months June 30, 2014.

Robert M. Gray

As of June 30, 2014, Mr. Gray was owed $50,606 for consulting services rendered prior to becoming an employee of Radiant. This liability is non-interest bearing.

Note 14 – Commitments and Contingencies

Contingencies

From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. All known liabilities are accrued based on the Company’s best estimate of the potential loss. While the outcome and impact of currently pending legal proceedings cannot be predicted with certainty, the Company’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on its consolidated operating results, financial position or cash flows.

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

Commitments

In connection with the reorganization in August 2010, Radiant entered into the following agreements:

●	An employment agreement with Mr. Jurasin, who will continue as President and Chief Executive Officer, under which he will receive $250,000 per year as base salary.

●
Employment agreements and a consulting agreement under which Radiant was obligated to pay approximately $549,000 for each of the first, second, and third years after the closing of the reorganization agreement.  One of the employees covered by the employment agreement resigned in March 2011 and two other employees resigned in December 2011. Although, no lawsuit was filed, the Company has accrued $50,000 as a possible settlement.

The Company currently leases office space in Houston, Texas. The Company’s office lease expired on September 30, 2012 and is currently paid on month-to-month basis. Lease expense for the three and six months ended June 30, 2014 was $13,936 and $27,144, respectively.

Note 15 – Subsequent Events

In July 2014, the holders of the Asher Convertible Notes (see Note 6 above) converted $67,000 of principal and $9,600 of accrued interest into 502,296 shares of the Company’s common stock.

In July 2014, the Company received a payment of $2.0 million representing a working interest participation in the Taylor Point Shallow Project.  Radiant is the operator of the project and has retained a carried ten percent working interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the Company's financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect the Company's plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. For a discussion of limitations in the measurement of certain user metrics, see the section entitled "Cautionary Statement on Forward-Looking Information” in this Quarterly Report on Form 10-Q.

General Overview

For the six months ended June 30, 2014, the Company recognized net revenues of $1,449,131 and production of 14,269 barrels of oil.  The key drivers of the Company’s results included the following:

Drilling and Development Program

The Company plans to increase production and reserves through drilling and development plans on the following projects/areas:

Coral Project. In December 2013, the Company acquired two leases in Louisiana state coastal waters of St. Mary Parish totaling approximately 1,405 acres. The Company planned to re-enter and complete a well on this project.  During the six months ended June 30, 2014, the Company capitalized a total of $2.3 million, including intangible drilling and completion and permitting costs related to the well.  Also, in June 2014, the Company sold 35% of its 100% working interest in the Coral project to a third party and received $2.0 million, which included $335,301 of reimbursement of previous development costs and a cash advance of $1,246,699 for the third party’s share of future projected costs on the first well. During the third quarter of 2014, the Company plans to log and test the first well in the project.

Natchez. The Natchez Properties, previously referred to as “Vidalia Properties” or “Vidalia”, contain over 80 wells in 23 fields located in Louisiana and Mississippi.  The Louisiana properties include over 39 wells and numerous leases located primarily in Catahoula and Concordia parishes. The Mississippi properties include over 41 wells and numerous leases located primarily in Adams, Amite, Franklin, and Wilkinson Counties. The properties include up to 30 productive wells and up to 38 shut-in wells. During the six months ended June 30, 2014, the Company remapped eight of the fields and analyzed additional pay zones resulting in an additional 836 thousand barrels of reserves, as estimated by management.

Ensminger Project. The Ensminger Project is located in St. Mary Parish, Louisiana.  The Company had a minority interest in the original well (Ensmiger #1) drilled on this prospect.  The original well was funded by management with two partners and drilled in 2004.  Between 2005 and 2007, the Ensminger #1 well produced significant quantities of gas and condensate.  During a recompletion operation in a new zone the operator lost tools in the hole, and subsequent failed fishing operations resulted in damage to the formation, making further use of the well bore unfeasible.  The lease was abandoned in 2011 and agreements with participants in this prospect area expired in mid-2012.

In 2014, Radiant took a new lease on this acreage with the intent of re-entering the well and side-tracking the well below the casing.  During the six months ended June 30, 2014, the Company incurred approximately $2.7 million to re-enter the well and remove chrome tubing down to 9,300 feet.  Current operations have been temporarily suspended pending selection of the appropriate rig for the next phase of operations. Management intends to recommence operations on this project prior to the end of 2014.

Production

Production for the six months ended June 30, 2014 was 14,269 barrels of oil, or 79 barrels per day, a 19% increase from the same period in 2013 primarily due to the workover and repair program implemented in the Natchez properties.

Prices

The average realized oil price during the second quarter of 2014 decreased two percent to $102.75 per Bbl from $104.51 per Bbl in the same period in 2013, and increased two percent from $100.52 per Bbl in the first quarter of 2014. Commodity prices are affected by changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors beyond the Company’s control  The Company’s financial results are largely dependent on commodity prices which have been and are expected to remain volatile.

Results of Operations

Effective October 9, 2013, the Company acquired the Natchez properties located in Louisiana and Mississippi. Predecessor references herein relate to the operations of the Natchez Properties. The Company has presented the Statements of Operations for the three and six months ended June 30, 2013 for the Predecessor.

RADIANT OIL & GAS, INC.
Consolidated Statements of Operations

	Successor	Predecessor	Successor	Predecessor
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
OIL AND GAS REVENUES	$682,672	$532,871	$1,449,131	$1,287,326

OPERATING EXPENSES:
Lease operating expenses	1,059,703	706,619	1,749,873	1,557,431
Depreciation, depletion, amortization and accretion	48,632	12,272	107,739	21,225
General and administrative expense	1,189,167	-	2,363,557	-
TOTAL OPERATING EXPENSES	2,297,502	718,891	4,221,169	1,578,656

OPERATING LOSS	(1,614,830)	(186,020)	(2,772,038)	(291,330)

OTHER INCOME (EXPENSE):
Unrealized gain on stock and warrant derivative liabilities	817,587	-	2,966,271	-
Net loss on commodity derivatives	(946,180)	-	(1,178,260)	-
Interest expense	(1,279,622)	-	(2,439,664)	-
Other income, net	5	-	237,678	-
Total other expense	(1,408,210)	-	(413,975)	-

NET LOSS	$(3,023,040)	$(186,020)	$(3,186,013)	$(291,330)

Three Months ended June 30, 2014 Compared to Three Months ended June 30, 2013

The Company recorded a net loss for the three months ended June 30, 2014 of $3,023,040 compared to net loss of $186,020 for the three months ended June 30, 2013.  The following factors contributed to the change.

Revenue.

	Three Month Ended June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
Oil Sales Volumes	6,644	5,099	1,545	30%
Average Oil Sales Price per unit	$102.75	$104.51	$(1.76)	-2%
Oil Revenues	$682,672	$532,871	$149,801	28%

Oil and gas revenues for the three months ended June 30, 2014 increased by $149,801 or 28% compared to the three months ended June 30, 2013, primarily due to a 30% increase in oil volumes as a result of increased workover and repair activity.

Lease Operating Expenses. Lease operating expenses for the three months ended June 30, 2014 increased by $353,084 or 50% compared to the three months ended June 30, 2013. During 2014, the Company initiated a program to restart prior shut in wells which caused an increase in repairs and downhole and surface equipment.

Depreciation, Depletion, Amortization and Accretion.  Depreciation, depletion, amortization and accretion expense for the three months ended June 30, 2014 was $48,632 compared to $12,272 for the three months ended June 30, 2013 primarily due to a higher depletion rate as a result of the Predecessor’s lower asset basis, and higher production volumes.

General and Administrative Expense.  General and administrative expenses for the three months ended June 30, 2014 was $1,189,167 compared to $-0- for the three months ended June 30, 2013. The increase is a result of no general and administrative expenses existing for the Predecessor for the three months ended June 30, 2013.

Net Loss on Derivatives.  The net loss on derivatives for the three months ended June 30, 2014 was $128,593, which included a net loss on commodity derivative of $946,180 and a net gain on warrant derivatives of $817,587.  The predecessor had no derivatives for the three months ended June 30, 2013.

Interest Expense. Interest expense for the year three months ended June 30, 2014 was $1,279,622 compared to $-0- for the three months ended June 30, 2013. The interest expense for 2014 is a result of notes payable outstanding during the period ended June 30, 2014.  No debt existed for the Predecessor in 2013.

Six Months ended June 30, 2014 Compared to Six Months ended June 30, 2013

The Company recorded a net loss for the six months ended June 30, 2014 of $3,186,013 compared to net loss of $291,330 for the six months ended June 30, 2013.  The following factors contributed to the change.

Revenue.

	Six Month Ended June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
Oil Sales Volumes	14,269	11,993	2,276	19%
Average Oil Sales Price per unit	$101.56	$107.34	$(5.78)	-5%
Oil Revenues	$1,449,131	$1,287,326	$161,805	13%

Oil and gas revenues for the six months ended June 30, 2014 increased by $161,805, or 13%, compared to the six months ended June 30, 2013. This increase was due to a 19% increase in oil volumes primarily due to increased workover and repair activity, partially offset by a five percent decrease in oil prices.

Lease Operating Expenses.  Lease operating expenses for the six months ended June 30, 2014 increased by $192,442 or 12%, compared to the six months ended June 30, 2013. This increase was primarily due to increased workover and repair activity.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization, and accretion expense for the six months ended June 30, 2014 was $107,739 compared to $21,225 for the six months ended June 30, 2013.  The increase in DD&A was primarily due to a higher depletion rate as a result of the Predecessor’s lower asset basis, and higher production volumes.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2014 was $2,363,557 compared to $-0- for the six months ended June 30, 2013. The increase is a result of no general and administrative expenses existing for the Predecessor for the six months ended June 30, 2013.

Net Loss on Derivatives. The net gain on derivatives for the six months ended June 30, 2014 was $1,788,011, which included a net loss on commodity derivatives of $1,178,260 and a net gain on warrant derivatives of $2,966,271, compared to $-0-  for the six months ended June 30, 2013. The predecessor had no derivatives for the six months ended June 30, 2013.

Interest Expense.  Interest expense for the six months ended June 30, 2014 was $2,439,664 compared to $-0- for the six months ended June 30, 2013. The interest expense for 2014 is a result of notes payable outstanding during the period ended June 30, 2014.  No debt existed for the Predecessor in 2013.

Other Income. Other income for the six months ended June 30, 2014 was $237,678 compared to $-0- for the six months ended June 30, 2013.  The other income from 2014 is primarily related to the $245,000 received from Black Gold, Inc. upon termination of a project agreement.

Liquidity and Capital Resources

At June 30, 2014, we have current assets of $3,710,266, current liabilities of $18,940,838, and a working capital deficit of $15,230,572.

At June 30, 2014, our cash and cash equivalents balance totaled $1,413,925 and restricted cash balance was $1,150,427.

Effective February 28, 2014, the Company amended the Centaurus Credit Agreement.  As part of the amendment, the maturity date was extended to December 2018. The amendment increased the maximum aggregate commitment from the Lenders from $39,788,000 to $41,748,000, increased the principal amount to be repaid by the Company from $40,600,000 to $42,600,000 plus any deferred interest, and increased the net profits interest conveyed to Centaurus on specific proved wells from 12.5% to 17.0%.  Advances under the Facility are available with the approval of the agent.  There was no change in the interest rate or collateral.  Repayments are based on cash flow from Company properties and are schedule to begin no later than October 2014.  Should the Company default on any provisions in the Agreement, the Lenders have the right to exercise its rights and remedies against the Company, as contained in the facility agreement and the amendment.

The Company has significant cash requirements over the next six months and anticipate that the cash and cash equivalents balances in conjunction with advances under the Credit Agreement will substantially allow the Company to meet its capital investment requirements.

The Company intends to raise additional funds through public or private sale of our equity or debt securities, borrowing funds from private or institutional lenders, the sale of interests in certain oil and gas properties, or the farm out of oil and gas interests.  If the Company raises additional funds through the issuance of debt securities, these securities would have rights that are senior to holders of our common stock and could contain covenants that restrict the Company’s operations. Any additional equity financing would likely be substantially dilutive to the Company’s stockholders, particularly given the prices at which the common stock has been recently trading. In addition, if the Company raises additional funds through the sale of equity securities, new investors could have rights superior to existing stockholders. This could also result in a decrease in the fair market value of the Company’s equity securities because assets would be owned by a larger pool of outstanding equity.

If the Company raises funds through a farm-out or sale of any of the Company’s rights, the Company may be required to relinquish, on terms that are not favorable to the Company, interests in those projects.  The Company’s need to raise capital may require it to accept terms that may harm its business or be disadvantageous to current stockholders. There can be no assurance that the Company will be successful in obtaining additional funding, or selling or farming-out assets, in sufficient amounts or on terms acceptable to the Company, if at all.

If the Company is unable to raise sufficient additional funds when needed, it would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of its operations and properties.

The Company’s ability to obtain additional financing is dependent on the state of the debt and/or equity markets, and such markets’ reception of the Company and its offering terms. In addition, the Company's ability to obtain financing may be dependent on the status of its oil and gas exploration activities, which cannot be predicted. There is no assurance that capital in any form will be available to the Company, and if available, that it will be on terms and conditions that are acceptable.

Consolidated Statements of Cash Flows Data

	Successor	Predecessor
	For the Six Months Ended	For the Six Months Ended
	June 30, 2014	June 30, 2013
Net cash used in operating activities	$(1,241,328)	$(261,346)
Net cash used in investing activities	(1,899,825)	-
Net cash provided by financing activities	3,860,496	261,346

Cash Used in Operating Activities. Net cash used in operating activities was $1,241,328 for the six months ended June 30, 2014 compared to net cash used in operating activities of $261,346 for the six months ended June 30, 2013. The change in operating cash flow is primarily attributable to operations related to the newly acquired oil & gas properties as well as other overhead expenses, partially offset by management of the Company’s working capital position.

Cash Used in Investing Activities. For the six months ended June 30, 2014, net cash used in investing activities of $1,899,825 was primarily the result of development of the Company’s oil and gas properties of $4,075,667, partially offset by funds released from restricted cash of $916,798, proceeds related to the partial interest sale of the Coral project of $400,000 and the net change in cash received from advances for the Coral project of $870,411. For the six months ended June 30, 2013, there was no cash used in investing activities.

Cash Provided by Financing Activities. For the six months ended June 30, 2014, net cash provided by financing activities of $3,860,496 was primarily attributable to net borrowings on notes payable of $3,920,000 and proceeds from issuance of common stock of $8,750 partially offset by payments on notes payable of $67,279. For the six months ended June 30, 2013, net cash provided by financing activities of $261,346 was attributable to Predecessor contributions.

Off-Balance Sheet Arrangements

For the period of from January 1, 2014 to June 30, 2014, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The Company prepared the consolidated financial statements in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”).  U.S. GAAP represents a comprehensive set of accounting and disclosure rules and requirements.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Should the Company experience significant changes in the estimates or assumptions that would cause a material change to the amounts used in the preparation of the financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the consolidated financial statements:

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

Disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s principal executive officer and principal financial officer concluded that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that as of June 30, 2014 the Company’s disclosure controls and procedures were not effective at the reasonable assurance level:

a)
Inadequate segregation of duties.  In various accounting processes, applications and systems the Company did not design, establish and maintain procedures and controls to adequately segregate job responsibilities for initiating, authorizing and recording transactions, nor were there adequate mitigating or monitoring controls in place.

b)	Inadequate policies and procedures. The Company did not design, establish and maintain effective GAAP compliant financial accounting policies and procedures.
c)	Inadequate personnel. The Company had a lack of experienced personnel with relevant accounting experience, due in part to limited financial resources.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in internal controls over financial reporting

The Company’s internal control over financial reporting has not changed during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. With the exception of the matters discussed below, the Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on the business, financial condition or operating results.

In May 2014, Fermo Jaeckle filed a lawsuit seeking to recover all sums deemed due and owing under the Fermo Jaeckle Note, alleged to be not less than $700,000.  Radiant responded to the lawsuit and filed a third party claim against John Thomas Financial, Inc. (“JTF”) alleging that JTF is obligated to repay obligation under this note.  The company continues to seek terms of settlement.

In May 2014, Grand Synergy Petroleum, LLC (“Grand”) filed a lawsuit alleging breach of contract by Radiant and seeks a settlement that includes return of cash funds paid to Radiant in 2012 under a project agreement for joint acquisition and exploration of certain oil and gas leases and related assets located in St. Mary Parish, Louisiana (the “Shallow Oil Phase 3 and 4 Agreement”).  The Company filed a countersuit against Grand for breach of contract.  The Company believes that the resolution of this proceeding will not have a material adverse effect on its consolidated operating results, financial position or cash flows.

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Other than described below, all securities sold by the Company during the six months ended June 30, 2014 that were not registered under the Securities Act were previously disclosed in the Company’s quarterly reports on Form 10-Q or current reports on Form 8-K. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering.

 Asher Convertible Notes

During 2011, Radiant issued convertible promissory notes to Asher Enterprises Inc. (“Asher Convertible Notes”) for gross proceeds of $95,000 at 8% interest.  The notes are convertible into the Company’s common stock. The loans are convertible after 180 days from the date of issuance and until the later of maturity date or the date of payment of default amount. The conversion price equals 61% of the average of the lowest 3 trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

The notes were currently in default as of June 30, 2014.  According to provisions of the credit agreement, in case of a default, the principal of the notes increases 150%.

During the six months ended June 30, 2014, $72,000 of the principal of the notes was converted into 84,631 shares of the Company common stock. As of June 30, 2014, the principal outstanding was $70,500.

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

During the six months ended June 30, 2014, the holders exercised 875,000 warrants at exercise price of $0.01.The fair value of remaining 625,000 warrants shares was calculated as $187,274 at the balance sheet date of June 30, 2014.

Other Issuances

On April 28, 2014, the Company entered into an agreement with an outside agency for investor relations consulting services.  As part of the payment for these services, the Company granted 25,000 shares of the Company’s common stock upon execution of the agreement, with a fair value of $42,500.

Item 3.	Defaults Upon Senior Securities.

The discussion provided under the heading “Note 4 – Notes Payable” with respect to the Company’s default under the First Lien Credit Facility (“Centaurus Facility”), Senior Credit Facility of Amber (“Amber Credit Facility”) and Senior Credit Facility of RLE (“RLE Credit Facility”), as set forth in the Annual Report on Form 10-K, filed on May 7, 2014 and in Part I, Item 1 of this Report, are hereby incorporated by reference in their entirety.

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

RADIANT OIL & GAS, INC.

Date: August 14, 2014	By:	/s/ John M. Jurasin
John M. Jurasin, President,
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Date: August 14, 2014		/s/ C. Scott Wilson
C. Scott Wilson
Chief Financial Officer (Duly Authorized Principal Financial Officer)